Form 10-Q
period 1995-09-30
GEN RX INC
filed 1995-12-07
CIK 841543

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-24496

                                  GEN/Rx, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 NEW YORK                                                          11-2728666
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


1776 BROADWAY, SUITE 1900, NEW YORK, NY                                 10019
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212)581-5100

INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO______

                                   18,813,745

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10 , 1995

         THIS IS PAGE 1 OF 11 PAGES.  THE EXHIBIT INDEX IS ON PAGE 10.

                                  GEN/Rx, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                  SEPTEMBER  30,           DECEMBER 31,
         ASSETS                                        1995                     1994
         ------                                  ----------------         ---------------
Current assets:
  Cash                                                                     $   226
        $4
  Certificate of deposit-restricted                       100
  Accounts receivable, net                                671
  Inventories                                             892                  753
  Prepaid expenses and other current assets                49                   31
                                                      -------               ------

       Total current assets                             1,938                  788

Property, plant and equipment                           1,049                   23
Intangible assets                                       4,889
Deposits and other assets                                  54                    1
                                                      -------

                                                       $7,930               $  812
                                                      =======               ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Current portion of long-term debt                    $  148
  Accounts payable                                      1,010
  Accrued expenses and other current liabilities          886
                                                       ------

       Total current liabilities                        2,044

Notes payable--Apotex, USA                              1,787               $1,275

Divisional equity (deficit)                                                   (463)
                                                      -------               ------

Shareholders' equity:
  Common Stock                                             83
  Additional capital                                    7,747
  Accumulated deficit                                  (3,731)
                                                       ------

       Total shareholders' equity                       4,099
                                                       ------

Total liabilities and equity (deficit)                 $7,930               $  812
                                                      =======               ======

        The accompanying notes are an integral part of these statements.

                                  GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                  JULY 1, 1994
                                              NINE MONTHS      (DATE OF INCEPTION)            THREE MONTHS ENDED
                                                 ENDED                  TO           -----------------------------------
                                              SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                  1995                 1994                1994                1995
                                            -----------------    ----------------    ----------------   ----------------
Net sales                                        $ 5,061                                 $ 1,434

Cost of sales                                      3,536                                   1,091
                                                 -------                                   -----

 Gross profit                                      1,525                                     343

Operating expenses:

 Product development                                 573                                     273
 Selling and distribution                          1,703              $ 118                  401            $ 118
 General and administrative                          741                 39                  365               39
 Amortization of intangible assets                   154                                      63
 Idle facility costs                               1,418                                     605
                                                --------             ------              -------            -----

                                                   4,589                157                1,707              157

Operating (loss)                                  (3,064)              (157)              (1,364)            (157)

Interest expense                                     204                                     134
                                                --------             ------              -------            -----

Net (loss)                                       $(3,268)             $(157)             $(1,498)           $(157)
                                                ========             ========            =======            =====

Net (loss) per share of
 Common Stock                                    $  (.17)                                $  (.07)
                                                ========                                 =======
Weighted average number of
 common shares outstanding                        18,792                                  20,879
                                                ========                                 =======

        The accompanying notes are an integral part of these statements.

                                  GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                                   JULY 1, 1994
                                                                              NINE MONTHS      (DATE OF INCEPTION)
                                                                                 ENDED                  TO
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 1995                 1994
                                                                           ----------------      ----------------
Cash flows from operating activities:
  Net loss                                                                     $(3,268)              $(157)
  Adjustments to reconcile net loss
    to net cash (used) by operating
    activities:
      Depreciation and amortization                                                258
      Other                                                                         92
      Changes in assets and liabilities:
           Decrease in accounts receivable                                        (268)
           Decrease in inventories                                                 847
          (Increase) in prepaid expenses
             and other assets                                                     (183)                (43)
           Increase in accounts payable
            and other current liabilities                                        1,237
                                                                               -------               -----

  Net cash (used) by operating activities                                       (1,285)               (200)
                                                                               -------               -----

Cash flows from financing activities:
  Proceeds from advances - Apotex, USA                                                                 231
  Proceeds from notes payable - Apotex, USA                                      1,963
  Principal payments under long-term debt                                         (333)
                                                                               -------               -----

  Net cash provided by financing activities                                      1,630                 231
                                                                               -------               -----

Cash flows from investing activities:
  Capital expenditures                                                            (119)                (28)
                                                                               -------               -----

  Net cash (used) by investing activities                                         (119)                (28)
                                                                               -------               -----

Net increase in cash                                                               226                   3
Cash at beginning of period                                                      - 0 -               - 0 -
                                                                               -------               -----

Cash at end of period                                                          $   226               $   3
                                                                               =======               =====

        The accompanying notes are an integral part of these statements.

                                  GEN/Rx, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

THE COMPANY:

The Company operates in one business segment, the manufacture and distribution of veterinary and human injectable products (see "Suspension of Manufacturing Activities" below).

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Inc.'s ("GEN/Rx") newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., with and into AUSA, Inc. ("AUSA") was consummated. Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs to the hospital market. AUSA was a subsidiary of Apotex USA, Inc. ("Apotex"). As part of the Merger transaction, the Company issued to Apotex (the former shareholder of AUSA) 13,288,874 shares of its Common Stock and is obligated to issue to Apotex, an additional 2,064,966 shares as soon as practicable following an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. After issuance of the additional shares, Apotex will own approximately seventy four (74%) percent of the outstanding Common Stock of the Company. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

Since the former shareholders of AUSA own 74% of GEN/Rx, Inc., the transaction has been accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets has been recorded as goodwill.

In addition, in connection with the merger and pursuant to a Loan Agreement dated April 13, 1995 between GEN/Rx and Apotex, Apotex agreed to loan the Company $500,000 represented by a Term Note dated April 13, 1995 and up to $2,000,000 represented by a revolving line of credit note dated April 13, 1995. The notes bear interest at 1% over prime and mature on April 13, 1998. These notes are secured by all of the assets of the Company. In addition, as additional consideration for the loans, Apotex will receive warrants exercisable at $1.00 per share to purchase shares of the Company's common stock in an amount equal to one share for each dollar advanced pursuant to the Loan Agreement. The warrants expire on April 13, 1998. At October 11, 1995, the Company had borrowed $2,500,000 pursuant to this Loan Agreement.

BASIS OF PREPARATION:

The accompanying financial statements as at September 30, 1995 and for the nine and three month periods ended September 30, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1994 was derived from the unaudited financial statements of AUSA at such date. AUSA commenced operations as Yorpharm, a division of Apotex, in July 1994. In April 1995, prior to the Merger, the net assets of Yorpharm were transferred to the newly formed corporation, AUSA.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for a full year.

SUSPENSION OF MANUFACTURING ACTIVITIES:

In connection with an inspection of its manufacturing facility from October 1994 through May 1995 by the U.S. Food and Drug Administration ("FDA"), GEN/Rx, Inc.'s subsidiary, American Veterinary Products, Inc. ("AVP") received a "warning letter" from the Denver District Office of the FDA setting forth certain alleged deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following new management's investigation of the matters set forth in the warning letter, AVP suspended the manufacture of veterinary products indefinitely. As a consequence of these events, management is currently exploring its alternatives with respect to such business, including its disposition by sale or otherwise or renovation and upgrade of AVP's facility.

Results of operations of AVP since suspension of its operations has been shown as "Idle facility costs" on the consolidated statement of operations.

POSSIBLE IMPAIRMENT OF GOODWILL:

As of each balance sheet date, management assesses whether there has been an impairment in the value of excess cost over net assets of an acquired company by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors being considered by management in performing this assessment include the length of time since acquisition, current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Management has not yet concluded its assessment, however, should it determine that there is an impairment of goodwill, the Company will take a charge for the write-down of goodwill and such charge may be material.

SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated statements of operations and cash flows include the accounts of AUSA from January 1, 1995 and GEN/Rx, Inc., and its wholly-owned subsidiary, AVP, from the date of GEN/Rx's acquisition on April 13, 1995. Significant intercompany accounts and transactions have been eliminated in consolidation. References herein to the "Company" refer to GEN/Rx, Inc. and its subsidiaries, or GEN/Rx, Inc., as the context may require.

INVENTORIES:

Inventories are stated at the lower cost of (first-in, first-out) or market basis, and consist of the following:

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1995             1994
                                                                    -----------     --------------
           Raw material                                               $150
           Work in-process and finished goods                          742               $753
                                                                      ----               ----
                                                                      $892               $753
                                                                      ====               ====

LINE-OF-CREDIT:

In June 1995, the financial institution providing the Company with a line of credit terminated the financing agreement between it and AVP. The outstanding balance of $103,000 was paid in full.

NOTES PAYABLE--APOTEX:

The balance of $1,787,000 reflected on the consolidated balance sheet at September 30, 1995 represents the discounted balance of $2,294,000 due Apotex pursuant to a loan agreement entered into in connection with the Merger. The original issue discount of $600,000 was the assigned value of the warrants issued to Apotex in connection with the loan agreement. See "The Company" above. The discounted balance of the notes reflects an effective interest rate of approximately 18%.

LEGAL PROCEEDINGS:

The Company is a defendant or plaintiff in certain actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1995, the Company made a determination to suspend the operations of American Veterinary Products, Inc. indefinitely after concluding that the time, cost and other resources required to address certain regulatory problems set forth in a warning letter issued by the US Food, Drug and Cosmetic Act ("FDA"), continue production activities and prepare for a possible upgrade to the facility and equipment would be too great for it to pursue. As a consequence of these events, management is currently exploring its alternatives with respect to such business, including its disposition by sale or otherwise or renovation and upgrade of AVP's facility. In addition, management is currently assessing the value of goodwill acquired in connection with the business combination compared to its carrying value. As a result, the Company may, in the future, take a charge for the write-down of goodwill. See "Notes to Financial Statements--Possible Impairment of Goodwill".

Until such time that AVP resumes its operations, product development, selling and distribution and general and administrative costs will be that of AUSA, a subsidiary engaged in the distribution of injectable generic drugs primarily to hospitals. Results of operations of AVP since suspension of its operations has been shown as "Idle facility costs" on the consolidated statement of operations.

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS:

NET SALES:

Net sales for the nine and three month periods ended September 30, 1995 were $5,061,000 and $1,434,000, respectively. Of such amounts, $779,000 and $0, respectively, represented sales of products manufactured and sold to the veterinary market. See "Notes to Financial Statements--Suspension of Manufacturing Activities".

Sales of injectable products for human use were $4,282,000 and $1,434,000 for the nine and three months ended September 30, 1995, respectively. The Company's current injectable product line for human use is purchased for resale from unrelated manufacturers and consists of six drugs representing approximately sixteen products. Sales of one of these products accounted for approximately 70% of net sales during the nine month period. Competition on this product was minimal during the nine months ended September 30, 1995. Management expects competition on sales of this product in the near term to intensify, accordingly; sales and gross margins of this product are expected to decrease from levels experienced in the current period.

While management expects future sales to increase from current levels, any increase is dependent on the Company's ability to (i) raise sufficient levels of capital, (ii) broaden the product line and (iii) expand its customer base. The Company is currently taking steps to address these issues, however, there can be no assurance that such efforts will be successful. See "Financial Condition--Liquidity and Capital Resources and Financing" below.

OPERATING EXPENSES:

Selling and Distribution:

The Company recently hired a vice president of sales and marketing to assist management in increasing sales and improving customer service. Immediate attention has been given to (i) sourcing additional products for distribution,
(ii) expanding the Company's customer base and (iii) reorganizing and increasing the Company's internal sales staff to optimize their productivity and geographic dispersion. As a result, management expects selling and distribution costs to continue to increase in the future.

General and Administrative:

Management expects general and administrative costs to increase in the future as a result of, increases in personnel costs, facility costs, and the design and implementation of management information systems in anticipation of the growth of the Company's business.

Product Development:

The Company intends to pursue an aggressive product development strategy, however; such a strategy is dependent on the Company's ability to raise sufficient capital to finance the development of targeted products. (see "Financing" below) The Company is also seeking alternatives to supplement, its product development efforts, such as distribution agreements, license agreements and joint ventures. During the current quarter, the Company entered into five agreements for the development of product that the Company intends to market in the future. The Company expects to enter into additional product development agreements in the future.

FINANCIAL CONDITION

Liquidity and Capital Resources

At September 30, 1995, the Company had cash and working capital deficiency of $226,000 and $106,000, respectively. The Company is dependent on continued financing from its parent, Apotex, or third parties (see "Financing" below). The Company's ability to generate profits and working capital is dependent upon (i) the success of management's efforts to raise capital or secure other forms of financing to fund future operating losses of its operations, (ii) fund efforts to broaden the Company's product line including research and development costs and product acquisitions, and (iii) increase sales, accelerate collections of accounts receivable and control inventory levels and operating costs.

Financing

In June 1995, the financial institution which had provided the Company with a line of credit based upon levels of accounts receivable and inventories, terminated the financing agreement between it and AVP. The Company repaid the outstanding balance of $103,000 in July.

The Company's current level of liquidity and capital resources is not sufficient to fund current operating losses and growth of the Company's business. The Company recognizes the need to raise additional capital and/or arrange for financing of its operating activities including product development efforts.

The Company and Apotex are currently engaged in discussions relating to an amendment of the existing Loan Agreement entered into on April 13, 1995 whereby Apotex would advance the Company additional funds for working capital and other corporate purposes. In addition, management is seeking alternate sources of financing its operations including the sale of additional capital stock.

There can be no assurance that the Company and Apotex will be able to agree on a financing arrangement or that it or other alternative sources of financing would be available to the Company on terms agreeable to it.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits:  None

                  (b)     Reports on Form 8-K:

                          The Company filed a current report on Form 8-K dated July 10, 1995 reporting under Item 4, "Changes in Registrant's Certifying Accountant".

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GEN/Rx, Inc.
                                     ------------
                                     (Registrant)


November 10, 1995                    /s/ John R. Toedtman
                                     --------------------------------------
                                         John R. Toedtman, President

November 10, 1995                    /s/ Richard J. Strobel
                                     --------------------------------------
                                         Richard J. Strobel, Vice President
                                         Finance and Administration  (Chief
                                         Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description                        Page No.
----------                         -----------                        -------
EX-27                              Financial Data Schedule