Form 10-K
period 1995-12-31
GEN RX INC
filed 1996-04-01
CIK 841543

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1995
                         Commission File Number 0-24496

                                   GEN/Rx,Inc.
                               (Name of Business)

         NEW YORK                                                11-2728666
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1776 BROADWAY, SUITE 1900, NEW YORK, NEW YORK                       10019
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

       Registrant's telephone number, including area code: (212) 581-5100 Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

     Title of class                    Name of each exchange on which registered

         None
     --------------                    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.004 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                   $2,933,760

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 1996 (ASSUMING SOLELY FOR PURPOSES OF THIS CALCULATION THAT ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ARE "AFFILIATES").

                                   18,813,745

        Number of shares of common stock outstanding as of March 6, 1996

   The Registrant's revenues for its most recent fiscal year were $4,976,000.

    PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                     INTO THIS ANNUAL REPORT ON FORM 10-K:

IDENTITY OF DOCUMENTS                              PARTS OF FORM 10-K INTO WHICH
                                                   DOCUMENT IS INCORPORATED

Proxy Statement for the 1996 Annual Meeting                 Part III
of Common Shareholders of Registrant

                                      10-K
                                     PART I

ITEM 1.  BUSINESS

GENERAL

GEN/Rx, Inc. ("GEN/Rx" or the "Company"), is a holding company which, through its subsidiaries, is in the business of developing, manufacturing and distributing generic injectable drugs. GEN/Rx has three wholly-owned subsidiaries, AUSA, Inc. ("AUSA"), which markets generic injectable prescription drug products for human use, American Veterinary Products, Inc. ("AVP"), which markets prescription and non- prescription generic injectable drug products for animal use (see "Discontinued Operations" below), and Collins Laboratories, Inc. ("Collins"), which has been inactive since its inception. Unless the context requires otherwise, references in this Annual Report to the "Company" shall be deemed to include collectively GEN/Rx and all of its subsidiaries.

AVP was incorporated in the state of Colorado in 1976. Following its acquisition in January 1988, its stock was exchanged for shares of Transmed Express, Inc. ("Transmed"), a publicly held company, incorporated in New York State. As a result of this transaction, AVP became a wholly-owned subsidiary of Transmed. In March 1993, the Company's name was changed to GEN/Rx, Inc.

The Company has experienced significant operating losses since its inception, resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. While management intends to dispose of one of its subsidiaries that has incurred significant operating losses, it does not expect proceeds from such disposition to be sufficient to fund continuing operations. As a result, the Company is seeking to obtain additional financing from its majority shareholder and primary creditor Apotex USA Inc. ("Apotex") during 1996 sufficient to fund its future activities. There is no assurance, however, that such financing will be secured and obtained. It is unlikely that any other financing will be available to the Company.

Since the Merger, the Company has been dependent on Apotex for continued funding of its operating activities. Through December 31, 1995, Apotex has advanced the Company $3,364,000 pursuant to the Loan Agreement, as amended, and owes Apotex approximately $447,000 arising from intercompany transactions including costs incurred for interest on the advances pursuant to the Loan Agreement, as amended, services performed on behalf of the Company by Apotex employees and the Company's share of facility costs where Apotex employees perform services on behalf of the Company.

The Company expects to continue to be dependent on Apotex for financing of its operations in the foreseeable future.

In light of the Company's continuing operating losses and use of cash, in February 1996, the Company retained the services of Hill Thompson Capital Markets, Inc., an investment banking firm, to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company's assets and maximize shareholder values. The Company expects Hill Thompson Capital Markets, Inc. to conclude its evaluation and submit their recommendations in April 1996.

The Company's executive offices are located at 1776 Broadway Suite 1900, New York, New York 10019, and its telephone number is (212) 581-5100.

RECENT DEVELOPMENTS

Business Combination:

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Inc.'s newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., with and into AUSA was consummated. Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs.

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

Since after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, Inc., the transaction has been accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets was recorded as goodwill. See "Notes to Financial Statements--2. Business Combination".

In addition, in connection with the Merger and pursuant to a Loan Agreement dated April 13, 1995 between the Company and Apotex, Apotex lent the Company $500,000 represented by a Term Note dated April 13, 1995 and $2,000,000 represented by a revolving line of credit note dated April 13, 1995. See "Default of Loan Covenants" below. The notes bear interest at 1% over prime and mature on April 13, 1998. These notes are secured by all of the assets of the Company. In addition, as additional consideration for the loans, Apotex received warrants exercisable at $1.00 per share to purchase shares of the Company's common stock in an amount equal to one share for each dollar advanced pursuant to the Loan Agreement. The warrants have a term of three years. At December 31, 1995, the Company had borrowed $2,500,000 pursuant to this Loan Agreement.

Default of Loan Covenants:

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock, par value $.004 per share, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement, as amended, and Apotex accelerated the entire amount of indebtedness (approximately $3,500,000) of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996. At December 31, 1995, the Company owed Apotex approximately $3,563,000.

Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA has been assigned to Apotex and collections thereof are being deposited into the bank accounts of Apotex. The Company at present lacks the liquidity needed to carry on its business.

Discontinued Operations:

In connection with an inspection of AVP's manufacturing facility from October 1994 through May 1995 by the U.S. Food and Drug Administration ("FDA"), AVP received a "warning letter" from the Denver

District Office of the FDA setting forth certain deviations from current good manufacturing practice regulations ("GMP"s) and violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP, because it determined, that the time and financial commitment required to rehabilitate AVP's operations would be too great for it to pursue. In connection with management's decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements. Results of operations of AVP is shown separately as discontinued operations on the consolidated statement of operations. See "Notes to Financial Statements--4. Discontinued Operations."

AUSA, INC.

AUSA currently markets 5 generic injectable drug products in 15 package and dosage configurations as well as a cyanide antidote kit, all of which are manufactured by unrelated companies. All of AUSA's current products are distributed under the Yorpharm label, either directly from AUSA to hospitals and other health care institutions in the United States, or indirectly to the same customer base through numerous wholesalers across the country.

AUSA's strategy is to offer a broad line of generic injectable prescription drugs. AUSA may market other products pursuant to distribution agreements or licensing arrangements. AUSA has and continues to take steps to broaden its product line by seeking to enter into product development and manufacturing agreements, joint ventures, licensing and distribution licensing agreements as well as internal product development efforts. To date, AUSA has not manufactured any human injectable drugs; however, it has entered into contract manufacturing arrangements with other companies.

SALES AND MARKETING

AUSA's products are sold primarily to wholesalers, hospitals, home infusion providers, nursing homes, nursing home providers, and health maintenance organizations through its own sales force, which currently consists of 3 experienced regional account managers and a Director of Sales.

AUSA believes that over the last several years, the emphasis on cost containment by institutional buyers has contributed to industry-wide consolidation in both the purchase and distribution of pharmaceuticals. As part of their cost reduction efforts, health care providers have increasingly adopted a bid-based group purchasing approach under which various institutional purchasers join together in buying groups to solicit bids from a variety of approved vendors for the supply of certain products, typically for a one to two-year period. In addition, in an effort to reduce their inventories and related carrying costs, hospitals and other institutions have designated certain drug and hospital supply wholesalers as their "prime vendors". Under this type of arrangement, a wholesaler serves as a depot for substantially all of a hospital's product needs, allowing an institution to maintain minimal inventories and receive overnight deliveries of several manufacturers' goods from a single source.

Although purchasing compliance varies, the group purchase organization's (GPO's) and the wholesalers who deliver the product represent a major impersonal buying force with considerable power. AUSA believes that participation in these programs is vital to the success of any supplier to the hospital and institutional marketplace. Of the primary care U.S. hospitals, approximately 3,000 hospitals of 300 beds or more account for a majority of the industry purchases. Major GPOs such as Premier and Veterans Administration claim to represent a significant percentage of national hospital purchases. To this end, AUSA has established a Bid and Contract Administration department devoted to negotiating and administering such contracts and prime vendor relationships.

Three of the Company's customers accounted for approximately 30%, 18% and 10% of sales from continuing operations in 1995. The loss of any one or more of these customers would have a material adverse impact on the Company's business.

COMPETITION

AUSA competes with at least twelve pharmaceutical manufacturers, including both generic and brand-name manufacturers, almost all of these companies have been in business for a longer period of time than AUSA and have a greater number of products on the market, and almost all of which have greater financial and other resources. The following companies are considered to be AUSA's primary competitors: Abbott Laboratories, Astra Pharm, Gensia Pharmaceuticals, Inc., SoloPak Pharmaceuticals, Inc., Marsam Pharmaceuticals, Inc./Schein Pharmaceutical, Inc., American Regent, Inc., American Home Products Corp., I.M.S. Ltd., Fujisawa USA Inc. and Bedford Laboratories.

The competitive factors affecting generic injectable pharmaceutical products are price, quality, breadth of product line, the ability to introduce generic versions of brand-name drugs promptly after a patent expires, reputation, distribution capabilities, customer service (including participation in "prime vendor" programs and maintenance of sufficient inventories for timely deliveries). AUSA believes that price is the most significant competitive factor, particularly as the number of generic entrants with respect to particular products increase. As competition from other manufacturers intensifies, selling prices typically decline. In this regard, AUSA competes not only with generic injectable drug manufacturers, but also with manufactures of brand-name injectable products, who may reduce prices in order to make their products competitive with generic products.

Profit margins on new generic drug products typically are relatively high upon their introduction into the marketplace and are expected to decline as more companies enter the market. Accordingly, the maintenance of certain levels of profitability will be dependent, in part, on AUSA's ability to develop and introduce new products to the market and on its ability to maintain efficient, low-cost production capabilities.

PRODUCTS AND PRODUCT DEVELOPMENT

Existing Products

AUSA currently markets 5 generic injectable drug products in 15 package and dosage configurations as well as a cyanide antidote kit. AUSA currently purchases all of these products from third parties. The products currently marketed are: Caffeine/Sodium Benzoate, Dehydrated Alcohol 98%, Gold Sodium Thiomalate Injection, Papaverine HCL Injection, Morphine Sulfate Injection and the Cyanide Antidote Kit.

During 1995, one of the Company's products accounted for approximately 62% of its sales from continuing operations and yielded a substantial portion of the gross margin of the Company. Until other companies introduced this product to market in the second half of calendar 1995, the Company was the sole generic distributor of the product. While the Company cannot quantify the effect relating to anticipated increased competition for this product, it does anticipate that sales and gross margin of such product will decline in the future. In addition, the Company is dependent on one supplier of this product. Management believes that the loss of this source of supply of the product would have a material adverse impact on the Company's business.

Product Development

AUSA seeks to develop and/or contract to develop a broad range of generic injectable drug products for human use which can be marketed soon after ANDA approval and when the future patent date of equivalent brand-name drugs expires.

Development of a generic injectable prescription drug product, including sourcing of raw materials, formulation, testing of pilot batches and obtaining FDA approval, generally takes two to three years. In selecting drugs to develop, AUSA considers a variety of factors, including (i) estimated market size, (ii) likely availability of raw materials, (iii) anticipated level of competition,
(iv) estimated timing of FDA approval, (v) likelihood of being the first (or an early) generic entrant into the product market, (vi) projected ability to produce the product at a cost low enough to permit such product to be price competitive, and (viii) identifying companies that can develop and/or manufacture the product. AUSA believes that the ability to select appropriate products for development, to develop such products on a timely and economic basis, to submit applications for and obtain FDA approval in a timely manner and offer a broad line of products are important factors in successfully competing in the generic injectable drug industry.

AUSA also is expending efforts in the development of injectable products that will be offered in various unique or value added packaging configurations, including, vials, piggyback containers, pharmacy bulk packages and prefilled syringes, and in various dosage forms, including liquid and lypholized.

Research and development costs in the Company's current year were $1,093,000. AUSA did incur research and development costs prior to the current year.

EMPLOYEES

As of February 6, 1996, AUSA had 16 full-time employees. Of these employees, seven were engaged in product development, five were involved with sales and marketing and four were devoted to finance and administration. The Company laid-off approximately 24 employees including 17 employees of AVP during the three month period ending in January 1996.

GOVERNMENT REGULATION

All pharmaceutical manufacturers and distributors are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by the Drug Enforcement Administration and state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, and other Federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, sales, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in judicially and/or administratively imposed sanctions including the initiation of product seizures, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can involve the recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to withdraw approval of drugs in accordance with regulatory due process procedures.

FDA approval is generally required before any new drug, including a generic equivalent of a previously approved drug, can be marketed. To obtain FDA approval for a new drug, a company must, among other things, demonstrate that its facilities comply with the FDA's GMP regulations. The FDA may inspect the company's facilities to assure such compliance prior to approval or at any other reasonable time. GMP regulations must be followed at all times during the manufacture and other processing of drugs. To comply with the standards set forth in these regulations, the Company must continue to expend significant time, money and effort in the areas of quality control and quality assurance.

To obtain FDA approval of a new drug, a company must demonstrate, among other requirements, the safety and effectiveness of the proposed drug. There are currently three basic ways to satisfy the FDA's safety and effectiveness requirements:

     1. New Drug Applications ("NDA" or "full NDA"): Unless either of the procedures discussed in paragraphs 2 and 3 below is available, a company must submit to the FDA full reports of well- controlled clinical studies and other data to prove that a drug is safe and effective and meets other requirements for approval.

     2. "Paper" NDAs: In certain instances in the past, the FDA permitted safety and effectiveness to be shown by submission of published literature and journal articles in a so-called "paper" NDA. As a result of passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act"), "paper" NDAs are now recognized in the statute, although they are infrequently used because of the lack of sufficient information in the literature on the majority of drugs.

     3. Abbreviated New Drug Applications ("ANDAs"): The Waxman-Hatch Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as "listed drugs"). In place of clinical studies to establish the generic drug's safety and effectiveness, an ANDA applicant typically is required to submit data demonstrating that the proposed product is equivalent to the listed drug. In addition to the equivalence data, an ANDA must contain virtually all other information required of a full NDA (e.g. chemistry, manufacturing, labeling, and stability data).

The Waxman-Hatch Act also established certain statutory protections for listed drugs. Under the Waxman- Hatch Act, an ANDA for a generic drug may be approved, but such approval may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Waxman-Hatch Act also provides for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the "URAA") went into effect to implement the latest General Agreement on Tariffs and Trade (the "GATT") to which the United States became a treaty signatory in 1994. Under GATT, the term of patents was established as 20 years from the date of patent application. In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant. The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer. The effect generally was to add patent life to already issued patents, thus delaying FDA approvals of applications for generic products.

In addition to the Federal government, states have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic for brand-name drugs. The Company's operations are also subject to regulation, licensure and inspection by the states in which they are located and/or do business.

The Company also is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, and equal employment opportunity.

The Federal government made significant changes to Medicaid drug reimbursement as part of the Omnibus Budget Reconciliation Act of 1990 ("OBRA"). Generally, OBRA provides that generic drug manufacturers and distributors must offer the state an 11% rebate on drugs dispensed under the Medicaid program and must have entered into a formal drug rebated agreement, as the Company has, with the Federal Health Care Financing Administration. Although not required under OBRA, the Company has also entered into similar state agreements.

ITEM 2. PROPERTIES

The Company's executive offices occupy a 3,000 square foot office in New York City, New York. The Company has an informal agreement with Apotex as sublessor of such space. The lease between Apotex and the landlord expires July 31,1999.

AVP's manufacturing facility occupies an 11,000 square foot facility on approximately 3 acres of land in Ft. Collins Colorado. See "Business - Recent Developments - Discontinued Operations."

AUSA leases a 7,000 square foot facility in Lake Forest, Illinois for its human injectable product development operations.

ITEM 3. LEGAL PROCEEDINGS

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Business-Recent Developments-Default of Loan Covenants"), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. The Company is a defendant in certain actions arising in the normal course of business. In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the year to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the Electronic Bulletin Board under the ticker symbol "GNRX." The following table sets forth the range for high and low bid quotations for the Registrant's common shares as reported by the National Quotation Bureau, Inc. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

                                                           Bid
Quarter Ended                                     High             Low
December 31, 1995                                 $1.25            $.25
September 30, 1995                                 1.25             .25
June 30, 1995                                      2.25             .75
March 31, 1995                                     2.50             .50

December 31, 1994                                  1.12            2.00
September 30, 1994                                 1.25            2.12
June 30, 1994                                      1.12            2.25
March 31, 1994                                     1.25            1.87

     (b) Holders: As of February 1, 1996, there were approximately 200 holders of record of the Company's Common Stock. The Company believes that, in addition, there are a number of beneficial owners of its stock whose shares are held in "street name."

     (c) Dividends: During the two most recent years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs. In addition, the payment of cash dividends on its Common Stock is currently prohibited under its loan agreements.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

Since, after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, the merger transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. Accordingly, the selected financial data presented herewith are those of AUSA. See Notes to Financial Statements -- 2. Business Combination.

                                                                            JULY 1, 1994
                                                                        (DATE OF INCEPTION)
                                                           YEAR ENDED           TO
                                                          DECEMBER 31,      DECEMBER 31,
                                                              1995             1994
                                                          ------------  -------------------
Net sales                                                   $  4,976
Cost of sales                                                  3,274

   Gross profit                                                1,702
Operating expenses:
   Product development                                         1,093
   Selling and distribution                                    2,149          $ 347
   General and administrative                                    843            116
                                                            --------          -----
                                                               4,085            463

Operating (loss) from continuing operations                   (2,383)          (463)
Interest expense                                               1,069
                                                            --------
(Loss) from continuing operations                             (3,452)          (463)

Discontinued Operations:
   (Loss) from discontinued operations until suspension
      of operating activities                                 (1,009)
   (Loss) from discontinued operations after suspension
      of operating activities                                 (1,897)
   Estimated (loss) on disposition                            (5,646)
                                                            --------
   (Loss) from discontinued operations                        (8,552)
                                                            --------
NET (LOSS)                                                  $(12,004)         $(463)
                                                            ========          =====


(Loss) per share of Common Stock:
Continuing operations                                       $   (.18)
Discontinued operations                                         (.44)
                                                            --------
Net (loss)                                                  $   (.62)
                                                            ========
Weighted average number of
  common shares outstanding                                   19,313
                                                            ========
BALANCE SHEET DATA

Working capital (deficit)                                   $ (4,736)         $(487)
Property and equipment, net                                      352             23
Total assets                                                   2,056            812
Shareholders' deficit                                         (4,321)
Divisional deficit                                                             (463)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses since its inception, resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. While management intends to dispose of one of its subsidiaries that has incurred significant operating losses, it does not expect proceeds from such disposition to be sufficient to fund continuing operations. As a result, the Company is seeking to obtain additional financing from its majority shareholder and primary creditor Apotex during 1996 sufficient to fund its future activities. There is no assurance, however, that such financing will be received. It is unlikely that any other financing will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with an inspection of its manufacturing facility from October 1994 through May 1995 by the FDA, AVP received a "warning letter" from the Denver District Office of the FDA setting forth certain deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. As a consequence of management's subsequent determination that the time and financial commitment required to rehabilitate AVP's operations would be too great for it to pursue, management decided to discontinue the operations of AVP and is currently exploring its alternatives with respect to such business, including its disposition by sale or otherwise. In connection with management's decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $848,000 in its 1995 financial statements. See "Notes to Financial Statements -
Note 4. Discontinued Operations."

In addition, management assessed the value of goodwill acquired in connection with the business combination compared to its carrying value. As a result of management's determination that a significant and permanent impairment of the goodwill associated with AVP's veterinary business occurred, the Company took a charge of $4,799,000 for the write-down of goodwill that arose in connection with the Merger. See "Notes to Financial Statements--4. Discontinued Operations".

Results of operations of AVP is shown as "discontinued operations" on the consolidated statement of operations. Accordingly, results of operations discussed below is that of AUSA, a subsidiary engaged in the distribution of injectable generic drugs primarily to hospitals. Results of operations of AUSA prior to January 1, 1995 were insignificant and, accordingly, no comparison between the two periods has been made.

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS:

Net Sales:

Net sales for the year December 31, 1995 were $4,976,000. The Company's current injectable product line for human use is purchased for resale from unrelated manufacturers and consists of six drugs representing approximately sixteen products. Sales of one of these products accounted for approximately 62% of net sales during the year. Competition on this product was minimal during a substantial portion of the period. Management expects competition on sales of this product in the near term to intensify, accordingly; sales and gross margins of this product are expected to decrease from levels experienced in the current period.

Gross Margins:

Gross margins were adversely affected by the write-off of short-dated inventories aggregating approximately $600,000. The write-off of inventories resulted from the purchase of quantities of certain products in excess of the market demand for such products. Gross margins excluding inventory write-offs approximated $2,302,000 or 46% of net sales.

Operating Expenses:

Selling and Distribution:

As a result of the Company's current financial difficulties in January 1996, the Company laid-off a substantial number of its employees in the sales department . As a result, management expects selling and distribution costs to decrease from current levels in the future.

General and Administrative:

Management expects general and administrative costs to decrease from current levels in the future as a result of decreases in personnel costs.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had cash and working capital deficiency of $15,000 and $4,736,000, respectively. The Company is dependent on continued financing from Apotex, (see "Financing" below).

FINANCING

The Company's current level of liquidity and capital resources is not sufficient to fund current operations and growth of the Company's business.

In connection with the business combination, the Company and Apotex had entered into lending arrangements under a Loan Agreement dated April 13, 1995 (the "Loan Agreement"). Apotex lent the Company $500,000 in the form of a term loan and $2,000,000 in the form of a revolving loan. Both loans were evidenced by promissory notes and would have matured April 13, 1998. The Company has borrowed the entire line of credit, and the aggregate indebtedness of $2,500,000 is outstanding. These loans bear interest at the rate of 1% over prime. Interest was payable on the first business day of each March, June, September and December, and the Company failed to pay certain accrued and unpaid interest when due. The Company secured repayment of these amounts by all of the assets of the Company and its subsidiaries, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants have a term of three years.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000, original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex accelerated the entire amount of indebtedness (approximately $3,500,000) of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996.

Apotex sought and received the appointment of a receiver for the Ft. Collins plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over the Company's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA has been assigned to Apotex and collections thereof are being deposited into the bank accounts of Apotex. The Company, at present, lacks the liquidity needed to carry on its business.

There can be no assurance that Apotex will continue to finance the Company nor that alternative sources of financing will be available to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements after signature page.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 10, 1995, the Board of Directors of Gen/Rx, Inc., selected and approved the Accounting Firm of Richard A. Eisner & Company, LLP as independent public accountants to audit the Company's financial statements for the fiscal year ending December 31, 1995. Accordingly, the accounting firm of Ehrhardt, Keefe, Steiner & Hottman PC, which was the independent accountant for the Company's most recent certified financial statements (fiscal year ended December 31, 1994) was dismissed in its capacity as the Company's accountants effective July 10, 1995.

There were no disagreements between the Company and Ehrhardt, Keefe, Steiner & Hottman PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audits of the two most recent fiscal years and any subsequent interim period to the date hereof. Nor did the report of Ehrhardt, Keefe, Steiner & Hottman PC, on the Registrant's financial statements for the fiscal years ended December 31, 1994 and 1993 contain any adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The only member of the Board of Directors of the Company is Jack H. Schramm. Mr. Schramm is 47 years old and has served as a Director since April 13, 1995 and as Acting President since January 1996. Mr. Schramm has been a Director of Apotex USA Inc., the Company's majority shareholder and primary creditor, since 1993. From 1993 through January 1996, Mr. Schramm was Executive Vice President and since January 1996, President of Apotex USA Inc. From 1991 to 1993, Mr. Schramm was a financial and international marketing consultant to Genpharm, a Canadian pharmaceutical company. From 1982 to 1990, Mr. Schramm was Senior Vice President of Joffee Lasalle Company, a Manhattan commercial real estate firm.

Executive Officers:

The executive officers of the Company consist of Mr. Jack H. Schramm, Acting President and Director and Richard J. Strobel, Vice President, Finance and Administration and Chief Financial Officer.

                                    PART III.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary for the years ended December 31, 1995, 1994 and 1993, of the cash compensation paid by the Company, as well as certain other compensation paid or accrued during such years, to the Company's executive officers.

                                               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                               ------------------------------------  ----------------------
NAME AND                                                                  OTHER              OPTIONS
PRINCIPAL                                                                 ANNUAL             (# OF
POSITION                             YEAR      SALARY          BONUS   COMPENSATION          SHARES)
- --------                             ----      ------          -----   ------------          -------
Jack H. Schramm                      1995         None         None         None               None
Acting President (1)                 1994         None         None         None               None
                                     1993         None         None         None               None

Richard J. Strobel                   1995     $ 68,855         None         None             30,000
Vice President,                      1994         None         None         None               None
Finance & Admin                      1993         None         None         None               None
and Assistant
Secretary (2)

John R. Toedtman                     1995     $119,000         None         None               None
Chief Executive                      1994     $ 88,000         None         None               None
Officer (3)                          1993         None         None         None            100,000

John J. DeTemple                     1995     $ 28,000         None         None               None
President (4)                        1994     $125,000         None         None               None
                                     1993     $ 90,000         None         None            150,000

(1) Does not include warrants to purchase 50,000 shares of common stock of the Company at$1.50 per share that Mr. Schramm received in connection with the merger.

(2) Richard J. Strobel has served as Vice President, Finance and Administration since April 13, 1995. For his service in this capacity, Mr. Strobel receives an annual salary of $100,000.

(3) John Toedtman served as President of the Company and each of its subsidiaries from April 13, 1995 through January 8, 1996 at an annual salary of $150,000 and as director of GEN/Rx, AVP and Collins for each of the last three years. Effective January 8, 1996, Mr. Toedtman resigned from all of his capacities served with the Company. Prior to April 13, 1995, Mr. Toedtman served as Chief Executive Officer.

(4) John DeTemple served as President of the Company and each of its subsidiaries until April 12, 1995 and as director of GEN/Rx, AVP and Collins until December 31, 1995. Effective December 31, 1995, Mr. DeTemple resigned as director of the Company.

Steven E. Novick served as Director of the Company and each of its subsidiaries from April 13, 1995 through January 10, 1996. Since 1993, Mr. Novick was President and Chief Executive Officer of Apotex. On January 10, 1996, Mr. Novick resigned from all capacities served with the Company and Apotex. Mr. Novick received no remuneration for his capacities served with the Company.

Employment Agreements:

None of the Company's executive officers have employment agreements with the Company, except that, the Company is a party to an agreement with Richard J. Strobel, the Company's Chief Financial Officer, which recites that he is entitled to a severance payment equal to nine months' salary. If his employment with the Company is terminated other than by reason of death or for "cause", as determined by the Board of Directors.

Stock Option Grants in Last Year:

In connection with employment with the Company on April 13, 1995, Mr. Strobel was granted options to purchase 30,000 shares of the Company's common stock at $1.00 per share pursuant to the Company's 1994 Stock Option Plan. Options for 10,000 shares shall become exercisable on each of April 13, 1996, April 13, 1997 and April 13, 1998 and expire on April 13, 2000.

Directors Compensation

Directors who are officers or employees of the Company are not compensated and do not receive expense reimbursement for their service as a director. John DeTemple received $45,000 for services as a director.

Compensation Committee Interlocks and Insiders Participation

None of the Company's executive officers has served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officer's served on the Board of Directors of the Company.

Since April 13, 1995, Mr. Schramm has been a director of the Company and Apotex. Mr. Novick was a director of the Company and Apotex from April 13, 1995 until his resignation on January 10, 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ, copies of which are required by regulation to be furnished to the Company.

Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1994 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements with the exceptions that Mr. John R. Toedtman, the Company's former President and a former Director, filed his Form 3, Initial Statement of Beneficial Ownership of Securities, 283 days late with the Securities and Exchange Commission and Threshold Technologies Partners, L.P., a ten percent (10%) Shareholder of the Company at the time, filed its Form 3, Initial Statement of Beneficial Ownership of Securities, 234 days late with the Securities and Exchange Commission.

PERFORMANCE GRAPH

The following graph provides a comparison on a cumulative basis of the yearly percentage change over the last five fiscal years in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the NASDAQ Stock Market of all domestic issuers traded on NASDAQ's NMS and Small-Cap Market ("NASDAQ Stock-Market Index") and (c) the total return of domestic issuers having the same Standard Industrial Classification Industry Group Number as the Company (SIC 2834) and traded on NASDAQ's NMS or Small-Cap Market (the "Industry Index"). Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The NASDAQ Stock Market Index has been selected as the required broad equity market index. The Industry Index consists of publicly traded companies in a business similar to that of the Company.

                    ASSUMES $100 INVESTED ON JANUARY 1, 1991
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1995

                                         Legend
Index Description                        1989           1990         1991            1992          1993          1994
- -----------------                        ----           -----        ----            ----          ----          ----
GEN/Rx, Inc.                             100          1475.41       4813.03        3770.49        4836.07       3688.42

Index for NASDAQ Stock Market
   (US Companies)                        100           119.70        193.36         159.30         144.96        158.90

Index for NASDAQ Stocks (SIC 2834)       100            81.12        104.14         105.16         126.14        132.44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding beneficial ownership of the Company's Common Stock as of February 1 1996; (i) by each person who owned or is known by the Company to own beneficially five (5%) percent or more of the Company's outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

                                                                Shares Owned             Percentage of
       Name and Address of                                    Beneficially and        Outstanding Shares
        Beneficial Owner                                          of Record             of Common Stock
        ----------------                                      ----------------        ------------------
Apotex USA, Inc.                                                 13,288,874                   70.6%
1776 Broadway, Suite 1900
New York, NY 10019

John R. Toedtman                                                  1,073,003                    5.7%
11 Birch Drive
Basking Ridge, NJ 07920

Jack H. Schramm                                                                                 *
1776 Broadway, Suite 1800
New York, NY 10019 (3)

All Executive Officers and Directors                                 12,500                     *

* Less than 1%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, herein, each person has sole power to vote or dispose or direct the disposition of the shares owned beneficially.

(2) Excludes 3,313,783 shares issuable upon exercise of warrants to acquire 2,500,000 shares at an exercise price of $1.00 per share, and 813,783 shares at an exercise price of $.75 per share. Excludes an aggregate of 270,000 shares subject to warrants (exercisable at $1.50 per share) granted to 12 persons who were employees of or consultants to Apotex at April 12, 1995, the date that Apotex acquired shares of the Company's Common Stock, and also excludes 2,064,966 shares that Apotex will become immediately entitled to receive upon an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock.

(3) Excludes 50,000 shares subject to warrants (exercisable at $1.50 per share) granted to Mr. Jack H. Schramm who was an employee of Apotex at April 12, 1995, the time that Apotex acquired shares of the Company's Common Stock.

(4) Includes 10,000 shares issuable upon exercise of stock options at an exercise price of $1.00 per share.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Inc.'s newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., with and into AUSA was consummated. Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs to the hospital market. AUSA was a subsidiary of Apotex USA, Inc. ("Apotex"). As part of the Merger transaction, the Company issued to Apotex (the former shareholder of AUSA) 13,288,874 shares of its Common Stock and is obligated to issue to Apotex, an additional 2,064,966 shares as soon as practicable following an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. After issuance of the additional shares, Apotex will own approximately seventy four (74%) percent of the outstanding Common Stock of the Company. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

Since after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA own 74% of GEN/Rx, Inc., the transaction has been accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx.

In addition, in connection with the Merger and pursuant to a Loan Agreement dated April 13, 1995 between the Company and Apotex, Apotex lent the Company $500,000 represented by a Term Note dated April 13, 1995 and $2,000,000 represented by a revolving line of credit note dated April 13, 1995. The notes bear interest at 1% over prime and mature on April 13, 1998. These notes are secured by all of the assets of the Company. In addition, as additional consideration for the loans, Apotex received warrants exercisable at $1.00 per share to purchase shares of the Company's common stock in an amount equal to one share for each dollar advanced pursuant to the Loan Agreement. The warrants have a term of three years. At December 31, 1995, the Company had borrowed $2,500,000 pursuant to this Loan Agreement.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock, par value $.004 per share, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex accelerated the entire amount of indebtedness (approximately $3,500,000) of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996.

Apotex sought and received the appointment of a receiver for the Ft. Collins plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA has been assigned to Apotex and collections thereof are being deposited into the bank accounts of Apotex.

Interest expense incurred on these obligations for the year ended December 31, 1995 approximated $1,067,000 including imputed interest assigned to the value of the warrants issued to Apotex of $915,000.

The Company currently utilizes the service of certain employees of Apotex in the areas of product development, quality assurance, regulatory affairs, management information systems, purchasing and other clerical work. As compensation for these services, AUSA pays to Apotex its pro-rata portion of the salary and related benefits of these individuals. The costs incurred for these services for the year ended December 31, 1995 was $352,000. In addition, AUSA reimburses Apotex for a portion of the occupancy costs incurred in connection with the building occupied by Apotex regulatory affairs, and personnel. The costs incurred for these services for the year ended December 31, 1995 was $65,265.

In addition, the Company currently occupies office space as a subtenant of Apotex although no formal agreement currently exists. The Company's monthly rent (paid directly to the landlord) is equivalent to the rent provided in the lease agreement between Apotex and the landlord.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2)   Financial Statements.

             See Index to Financial Statements after Signature Page.

(a)(3)       Exhibits.

2.5          Amended and Restated Master Agreement dated April 13,1995.

2.7          Plan and Agreement of Merger dated April 13, 1995.

2.25         Verified Complaint for Appointment of Receiver.

2.27         Order Appointing Receiver.

11           Computation of per share data.

16 Letter regarding change in accountants incorporated by reference to the Registrant's Current Report on Form 8-K dated July 10, 1995.

21           Subsidiaries of the Registrant

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1996                                GEN/RX, Inc.
                                                     ---------------------------
                                                     (Registrant)

                                                     By: /s/ Jack H. Schramm
                                                        ------------------------
                                                        Jack H. Schramm
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                              Title                         Date
    ---------                              -----                         ----
/s/ Jack H. Schramm
- -------------------------
Jack H. Schramm                   Acting President, and Director         March 28, 1996
                                  (Chief Executive Officer)


/s/ Richard J. Strobel
- -------------------------
Richard J. Strobel                Vice President, Finance and            March 28, 1996
                                  Administration
                                  (Chief Financial Officer)

                                  GEN/RX, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                       PAGE
                                                                                                       ----
INCLUDED IN PART II:
- --------------------

Report of Independent Public Accountants                                                                F-2

Consolidated Balance Sheets at December 31, 1995 and December 31, 1994                                  F-3

Consolidated Statements of Operations for the year ended December 31, 1995

and for the period July 1, 1994 (inception) through December 31, 1994                                   F-4

Consolidated Statements of Cash Flows for the year ended December 31, 1995

and  for the  July 1, 1994 (inception) through December 31, 1994                                        F-5

Consolidated Statement of Changes in Stockholders' and Divisional Equity
(Deficit) for the year ended December 31, 1995 and for the period July 1, 1994
(inception) through December 31, 1994                                                                   F-6

Notes to Consolidated Financial Statements                                                       F-7 through F-13

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                  [RICHARD A EISNER & COMPANY, LLP LETTERHEAD]


                          REPORT OF INDEPENDENT AUDITORS


Board of Directors
Gen/Rx, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Gen/Rx, Inc. and subsidiaries, as at December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' and divisional equity (deficit) for the year ended December 31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Gen/Rx, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the year ended December
31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.

        the accompanying financial statements have bene prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception and has a working capital deficiency at December 31, 1995 which raises substantial doubt about the Company's ability to continue as a going concern. The Company has been dependent upon its parent for financing and management intends to continue to seek financing from its parent. There is no assurance that such financing will continue to be provided. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
February 8, 1996

                                  GEN/RX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (Notes 1 and 2)

                                                               DECEMBER 31,        DECEMBER 31,
         ASSETS                                                    1995                1994
         ------                                                ------------        ------------
Current assets:
   Cash                                                          $     15             $    4
   Accounts receivable, net of allowances of $631 (Note 5)            539
    Inventories (Note 6)                                               24                753
    Prepaid expenses and other current assets                           4                 31
   Assets of discontinued operations (Note 4)                       1,059
                                                                 --------

         Total current assets                                       1,641                788

Property and equipment, at cost less
   accumulated depreciation (Note 7)                                  352                 23
Deposits and other assets                                              63                  1
                                                                 --------             ------

                                                                 $  2,056             $  812
                                                                 ========             ======

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable--Apotex (Notes 8 and 11)                        $  3,563
   Advances--Apotex                                                                   $1,275
   Accounts payable                                                   887
   Accrued expenses and other current liabilities                     480
   Estimated liabilities of discontinued operations (Note 4)        1,447
                                                                 --------

         Total current liabilities                                  6,377

Divisional (deficit)                                                                    (463)
                                                                                      ------

Commitment, contingencies and other matters (Note 12)

Shareholders' equity:
   Common Stock, par value $.004 per share, authorized
         20,000,000 shares; issued and outstanding
         18,813,745 shares, to be issued 2,064,966 shares              84
   Additional capital                                               7,889
   Accumulated deficit                                            (12,294)
                                                                 --------

         Total shareholders' (deficit)                             (4,321)
                                                                 --------
                                                                 $  2,056                  $812
                                                                 ========                   ====

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                (Notes 1 and 2)

                                                                           JULY 1, 1994
                                                                        (DATE OF INCEPTION)
                                                           YEAR ENDED           TO
                                                          DECEMBER 31,     DECEMBER 31,
                                                              1995             1994
                                                          ------------  -------------------
Net sales                                                   $  4,976

Cost of sales                                                  3,274
                                                            --------

   Gross profit                                                1,702

Operating expenses:

   Product development                                         1,093
   Selling and distribution                                    2,149          $ 347
   General and administrative                                    843            116
                                                            --------          -----

                                                               4,085            463
                                                            --------          -----

Operating (loss) from continuing operations                   (2,383)          (463)

Interest expense                                               1,069
                                                            --------          -----

(Loss) from continuing operations                             (3,452)          (463)

Discontinued operations: (Note 4)
   (Loss) from discontinued operations until suspension
      of operating activities                                 (1,009)
   (Loss) from discontinued operations during suspension
      of operating activities                                 (1,897)
   Estimated (loss) on disposition                            (5,646)
                                                            --------
   (Loss) from discontinued operations                        (8,552)
                                                            --------

NET (LOSS)                                                  $(12,004)         $(463)
                                                            ========          =====

(Loss) per share of Common Stock:
Continuing operations                                          $(.18)
Discontinued operations                                         (.44)
                                                            --------

Net (loss)                                                  $   (.62)
                                                            ========

Weighted average number of
  common shares outstanding                                   19,313
                                                            ========

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                (Notes 1 and 2)

                                                                       JULY 1, 1994
                                                          YEAR      (DATE OF INCEPTION)
                                                         ENDED              TO
                                                      DECEMBER 31,     DECEMBER 31,
                                                          1995             1994
                                                      ------------  -------------------
Cash flows from operating activities:
   Loss from continuing operations                     $(3,452)          $  (463)
   Adjustments to reconcile net loss
     to net cash provided (used) by operating
     activities:
       Depreciation and amortization                        16
       Imputed interest                                    915
       Changes in assets and liabilities:
           (Increase) in accounts receivable              (539)
            Decrease in inventories                        728              (753)
           (Increase) in prepaid expenses
              and other assets                             (30)              (32)
            Increase in accounts payable
             and other current liabilities              (2,544)
       Net cash (used) by discontinued operations       (2,233)
                                                       -------           -------

   Net cash provided (used) by operating activities     (2,051)           (1,248)
                                                       -------           -------

Cash flows from financing activities:
   Proceeds from advances - Apotex                                         1,275
   Proceeds from notes payable - Apotex                  3,033
   Principal payments under notes payable - Apotex        (248)
   Net cash (used) by discontinued operations             (344)
                                                       -------           -------

   Net cash provided by financing activities             2,441             1,275
                                                       -------           -------

Cash flows from investing activities:
   Capital expenditures                                   (349)              (23)
   Net cash (used) by discontinued operations              (30)
                                                       -------           -------

   Net cash (used) by investing activities                (379)              (23)
                                                       -------           -------

Net increase in cash                                        11                 4
Cash at beginning of period                                  4                 0
                                                       -------           -------

Cash at end of period                                  $    15           $     4
                                                       =======           =======

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND DIVISIONAL
           EQUITY (DEFICIT) FOR THE PERIODS JULY 1, 1994 (INCEPTION)
           THROUGH DECEMBER 31, 1994 AND YEAR ENDED DECEMBER 31, 1995
                                (Notes 1 and 2)

                                             COMMON STOCK
                                          -----------------
                                          NUMBER
                                            OF                 ADDITIONAL   ACCUMULATED   DIVISIONAL
                                          SHARES     AMOUNT      CAPITAL      DEFICIT      DEFICIT
                                          ------    -------    ----------   -----------   ----------
Balance,July 1, 1994 ( inception)              0    $     0      $    0      $      0          $0
Net loss for the period July 1, 1994
   (Inception) through December 31, 1994                                                     (463)
                                          ------    -------      ------      --------     -------

Balance - December 31, 1994                    0          0           0                      (463)

Net income for period January 1, 1995
   through April 3, 1995                                                                      290
Capital contribution                                                                        1,673
Shares issued April 3, 1995 upon
   incorporation                               1      1,673        (173)                   (1,500)
Shares canceled April 13, 1995
   in connection with Merger                  (1)    (1,673)      1,673
Shares issued April 13, 1995
   in connection with Merger              13,289         53       4,498
Shares to be issued in connection
   with Merger                             2,065          9
Issued and outstanding GEN/Rx
   shares                                  5,525         22         654
Issuance of warrants                                                              947

Net loss for the year ended
   December 31, 1995                                                290       (12,294)
                                          ------    -------      ------      --------     -------

Balance, December 31, 1995                20,879    $    84      $7,889      $(12,294)    $     0
                                          ======    =======      ======      ========     =======

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.           THE COMPANY:

GEN/Rx, Inc. ("GEN/Rx") through its wholly-owned subsidiary AUSA, Inc. ("AUSA"), operates in one business segment, the distribution of generic pharmaceuticals. Products are in injectable form and marketed primarily to hospitals and wholesalers in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses since its inception, resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. While management intends to dispose of one of its subsidiaries that has incurred significant operating losses, (see "Note 4. Discontinued Operations" below) it does not expect proceeds from such disposition to be sufficient to fund continuing operations. As a result, the Company is seeking to obtain additional financing from its majority shareholder and primary creditor Apotex USA Inc. ("Apotex") during 1996 sufficient to fund its future activities. There is no assurance, however, that such financing will be secured and obtained. It is unlikely that any other financing will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           BUSINESS COMBINATION:

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Inc., with and into AUSA was consummated. Pursuant to the Merger, GEN/Rx acquired all the assets of AUSA which commenced operations as Yorpharm, a division of Apotex, in July 1994. In April 1995, prior to the Merger, the net assets of Yorpharm were transferred to the newly formed corporation, AUSA a subsidiary of Apotex. As part of the Merger transaction, GEN/Rx issued to Apotex (the former shareholder of AUSA) 13,288,874 shares of its Common Stock and is obligated to issue to Apotex, an additional 2,064,966 shares as soon as practicable following an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. After issuance of the additional shares, Apotex will own approximately seventy four (74%) percent of the outstanding Common Stock of GEN/Rx. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

Since, after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, the transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. Accordingly, the financial statements presented herewith are those of AUSA. The merger was accounted for as a purchase of GEN/Rx for $5,711,000. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets of $5,036,000 was recorded as goodwill. See "4. Discontinued Operations" below.

In addition, in connection with the merger and pursuant to a Loan Agreement dated April 13, 1995, as amended on November 29, 1995 between the Company and Apotex, Apotex agreed to make loans to the Company. See "8. Notes
Payable--Apotex" below.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of AUSA, and from April 13, 1995, its parent GEN/Rx and GEN/Rx's other wholly-owned subsidiary, American Veterinary Products, Inc. ("AVP"). See "Discontinued Operations" below. References herein to the "Company" refer to AUSA, GEN/Rx and AVP, collectively.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market value.

Depreciation and Amortization:

Property and equipment are depreciated straight-line over their estimated useful lives which are from three to seven years.

Product Development:

Research and development expenses represent costs incurred by the Company to develop new products and obtain premarketing regulatory approval for such products. All such costs are expensed as incurred.

Revenue Recognition:

The Company recognizes revenue at the time it ships product and it provides for returns and allowances based upon actual subsequent allowances and historical trends.

Per Share Data:

Per share data is based upon the weighted average number of common shares and equivalents outstanding and 2,064,966 shares to be issued following an amendment to the Company's Certificate of Incorporation increases the number of authorized shares of common stock. The dilutive effect, if any, of outstanding options and warrants is computed using the "treasury stock" method. Fully dilutive has not been presented because it is not different from primary amounts.

Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid money market instruments with original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic wholesalers, distributors and hospitals. The risk associated with this concentration is believed by the Company to be limited due to the large number of distributors, wholesalers, and hospitals, their geographic dispersion and the performance of certain credit evaluation procedures (see "5. Accounts Receivable-Major Customers"). Collateral is generally not required.

Estimates:

Preparation of these financial statements in conformity with generally accepted accounting principals require the use of management's estimates.

4.           DISCONTINUED OPERATIONS:

In connection with an inspection of its manufacturing facility from October 1994 through May 1995 by the U.S. Food and Drug Administration ("FDA"), AVP received a "warning letter" from the Denver District Office of the FDA setting forth certain alleged deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP and is currently exploring its alternatives with respect to disposition of the remaining assets of such business, including by sale or otherwise. In connection with the decision during the fourth quarter to dispose of AVP, the Company laid-off substantially all of its

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

personnel at this facility and recorded a charge of $848,000 consisting of a provision for estimated loss on disposition of AVP's assets of $398,000, a provision for estimated operating losses of $450,000 from AVP's business through the expected time of disposition and the write-off of goodwill that arose in connection with the Merger applicable to AVP's business of $4,798,000.

Results from discontinued operations are as follows (in thousands):

                                                           APRIL 13, 1995
                                                       (DATE OF ACQUISITION)
                                                              THROUGH
                                                            DECEMBER 31,
                                                                1995
                                                       ---------------------
Net Sales                                                   $   779
(Loss) from operations                                       (2,906) (a)
Provision for loss on disposition                            (5,646)
(Loss) from discontinued operations                         $(8,552)

(a) Includes losses of $1,897 incurred from the period July 1, 1995 when operating activities were suspended, through December 31, 1995.

The assets, and estimated liabilities of the discontinued operations have been reclassified on the balance sheet to separately identify them and consist of the following (in thousands):

         Cash and restricted cash                          $  155
         Accounts receivable                                  243
         Inventories                                          158
         Fixed assets                                         500
         Other assets                                           3
                                                           ------

               Total assets                                $1,059
                                                           ======

         Notes payable - banks                             $  137
         Accounts payable                                     587
         Accrued expenses and other liabilities               273
         Estimated costs of disposal                          450
                                                           ------

              Total estimated liabilities                  $1,447
                                                           ======

AVP is also liable to Apotex for all borrowing and advances pursuant to the Loan Agreement, as amended. See "Note 8" below.

Disposition of the assets of the discontinued operations is expected to occur by the end of the second quarter of 1996.

As a result of management's determination that a significant and permanent impairment of the goodwill associated with AVP's veterinary business occurred, the Company took a charge of $4,798,000 in the fourth quarter for the write-down of goodwill that arose in connection with the merger applicable to AVP's business. Such charge is included in the estimated loss of disposal of discontinued operations on the consolidated statement of operations.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

5.     ACCOUNTS RECEIVABLE:                                        DECEMBER 31,
                                                                       1995
                                                                  --------------
                                                                  (In Thousands)
Accounts receivable                                                       $1,170
Allowances:
    Doubtful accounts                                                       (100)
    Returns and allowances                                                  (300)
    Price adjustments                                                       (231)
                                                                          ------

Accounts receivable,
    net of allowances                                                     $  539
                                                                          ======

Pursuant to the Loan Agreement, as amended (see Note 8.), accounts receivable has been assigned to Apotex and collections thereof are deposited into the bank accounts of Apotex.

Major Customers:

Three of the Company's customers accounted for approximately 30%, 18% and 10% of sales from continuing operations in 1995. The loss of any one or more of these customers would have a material adverse impact on the Company's business.

6.     INVENTORIES:

Inventories relating to continuing operations at December 31, 1995 and 1994 consist of finished goods. During 1995, the Company took charges aggregating $600,000 for the write-off of short-dated inventories.

7.     PROPERTY, PLANT AND EQUIPMENT:

                                                             1995            1994
                                                             ----            ----
                                                                (In Thousands)
         Machinery and equipment                             $267
         Office equipment, furniture and fixtures             101             $23
                                                             ----             ---
                                                              368              23
         Less accumulated depreciation and
           amortization                                        16               0
                                                             ----             ---
                                                             $352             $23
                                                             ====             ===

8.     NOTES PAYABLE--APOTEX:

On January 2, 1996, Apotex, the majority shareholder and primary creditor of the Company, accelerated approximately $3,500,000 of the outstanding indebtedness of the Company in favor of Apotex. The Company had failed to pay Apotex approximately $1,000,000 of indebtedness when it was due on December 22, and, as a result, after a 10-day grace period, the Company's failure to pay that amount constituted an Event of Default under the existing lending arrangements between the Company, as borrower, and Apotex.

The Company and Apotex had entered into these lending arrangements under a Loan Agreement dated April 13, 1995 (the "Loan Agreement"). At that date, Apotex agreed to lend to the Company $500,000 in the form of a term loan and up to $2,000,000 in the form of a revolving loan. Both loans were evidenced by promissory notes and would have matured April 13, 1998. The Company has borrowed the entire line of credit, and the aggregate indebtedness of $2,500,000 is outstanding. These loans bore interest at the rate of 1% over prime. Interest was payable on the first business day of each March, June, September and December, and the Company failed to pay certain accrued and unpaid interest when due.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

The Company secured repayment of these amounts by all of the assets of the Company, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants are exercisable for a period of three years.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company also agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock, par value $.004 per share, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. The Company continues to receive additional advances from Apotex subsequent to December 31, 1995 The Company's defaults constituted Events of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996. As a result, all of the borrowing pursuant to the Loan Agreement, as amended, is classified as current on the balance sheet as at December 31, 1995.

Apotex sought and received the appointment of a receiver for AVP's plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds.

Interest expense during 1995 aggregated $1,069,000 including imputed interest of $915,000 assigned to the value of warrants issued in connection with the Merger and Loan Agreement, as amended with Apotex.

9.     SHAREHOLDERS' DEFICIT:

Warrants:

In connection with the Merger (see "Note 2.--Business Combination" above) and pursuant to a Loan Agreement April 13, 1995 as amended November 29, 1995; (see "8. Notes Payable--Apotex", above) as additional consideration for the loans, the Company must issue Apotex warrants to purchase shares of the Company's common stock at the rate of one share for each dollar of loan advanced. Under the terms of the agreement Apotex received 2,500,000 warrants exercisable at $1.00 per share, 813,783 warrants exercisable at $.75 per share and as at December 31, 1995 is obligated to issue an additional 498,032 warrants exercisable at $.75 per share.

Also in connection with the Merger, the Company issued 270,000 warrants to certain employees and consultants to Apotex, exercisable at $1.50 per share of common stock . All of the warrants have a term of three years.

Stock Options:

The following is a summary of stock option activity during the period July 1, 1994 (inception) through December 31, 1994 and the year ended in 1995.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

                                                 1995                               1994
                                       ------------------------           -----------------------
                                                      PRICE PER                         PRICE PER
                                        SHARE           SHARE              SHARE          SHARE
                                        -----           -----              -----          -----
Outstanding at beginning of period     885,160         $.75 to            885,160        $.75 to
                                                         $2.00                             $2.00
Granted                                161,500         $.97 to
                                                         $1.88
Exercised                                    0               0
Canceled                               352,000         $.75 to
                                                         $2.00
Outstanding at end of period           694,660         $.75 to            885,160        $.75 to
                                       =======           $2.00            =======          $2.00

The Company's 1990, 1992 and 1994 Incentive Stock Option Plan each provide that options may be granted to employees of the Company for the purchase of up to 300,000 shares of the Company's Common Stock.

In addition, the Company had options outstanding to purchase 259,500 shares at prices ranging from $.75 to $1.00 per share not pursuant to any plan.

Options for 412,860 shares were exercisable at December 31, 1995 at prices ranging from $.75 to $2.00 per share.

10.     INCOME TAXES:

At December 31, 1995, the Company has a net operating loss carryforward for income tax purposes aggregating approximately $4,441,000 which expires in the year 2010.

The gross provision for income tax benefit and increase in valuation allowance thereon for the year ended December 31, 1995, was approximately $2,036,000.

The tax effects of the significant temporary differences and carryforwards which give rise to the deferred tax asset are as follows (in thousands):

              Loss                                     $ 1,510

              Temporary differences:

              Provision for obsolete inventory             204
              Provision for bad debt                        34
              Provision for loss on discontinued
                operations                                 288
                                                       -------
                                                         2,036

              Less valuation allowance
                thereon                                 (2,036)
                                                       =======
                                                       $     0
                                                       =======

GEN/Rx has pre-acquisition net loss carryforwards of approximately $2,700,000 which were generated by AVP and therefore have utilization limitations. The carryforwards will expire in the years 2007 through 2009. In addition, the Tax Reform Act of 1986 contains provisions which limit the net operating loss carryforwards available for use should significant changes in ownership interest occur. The Company has had an ownership change which will result in the applications of these limitations.

                                  GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995--CONTINUED

11.     RELATED PARTY TRANSACTIONS:

The Company and Apotex are parties to a Loan Agreement as Amended whereby Apotex has advanced to the Company $3,811,000 less repayments of $248,000 through December 31, 1995. The amount also includes accounts payable of $447,000 arising in the ordinary course of business which was converted to notes payable in connection with the amendment to the Loan Agreement with Apotex on November 29, 1995. Interest expense incurred on these obligations for the year ended December 31, 1995 approximated $1,067,000 including imputed interest of $915,000. See "8. Notes Payable--Apotex" above.

The Company currently utilizes the service of certain employees of Apotex in the areas of product development, quality assurance, regulatory affairs, management information systems, purchasing and other clerical work. As compensation for these services, AUSA pays to Apotex its pro-rata portion of the salary and related benefits of these individuals. The costs incurred for these services for the year ended December 31, 1995 was $352,000. In addition, AUSA reimburses Apotex for a portion of the occupancy costs incurred in connection with the building occupied by Apotex regulatory affairs, and personnel. The costs incurred for these services for the year ended December 31, 1995 was $65,000.

In addition, the Company currently occupies office space as a subtenant of Apotex although no formal agreement currently exists. The Company's monthly rent (paid directly to the landlord) is equivalent to the rent provided in the lease agreement between Apotex and the landlord.

The Company believes that the charges for these services and space are fair.

12.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Leases:

At December 31, 1995, the Company had minimum rental commitments aggregating $184,000 under a noncancelable operating lease expiring in 1998. Amounts payable thereunder are $60,000 in 1996, $61,000 in 1997 and $63,000 in 1998. Rent
expense charged to continuing operations in 1995 was $91,000.

Legal proceedings:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Note 8. Notes Payable--Apotex"), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business. In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

Other matters:

During 1995, one of the Company's products accounted for approximately 62% of its sales from continuing operations and yielded the substantial portion of the gross margin of the Company. Until other companies introduced this product to market in the second half of calendar 1995, the Company was the sole generic distributor of the product. While the Company cannot quantify the effect relating to anticipated increased competition for this product, it does anticipate that sales and gross margin of such product will decline in the future. In addition, the Company is dependent on one supplier of this product. Management believes that the loss of the source of supply of the product would have a material adverse impact on the Company's business.

                                EXHIBIT INDEX


2.5          Amended and Restated Master Agreement dated April 13,1995.

2.7          Plan and Agreement of Merger dated April 13, 1995.

2.25         Verified Complaint for Appointment of Receiver.

2.27         Order Appointing Receiver.

11           Computation of per share data.

16 Letter regarding change in accountants incorporated by reference to the Registrant's Current Report on Form 8-K dated July 10, 1995.

21           Subsidiaries of the Registrant