Form 10-Q
period 1996-03-31
GEN RX INC
filed 1996-05-16
CIK 841543

                    \U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO____

                                   18,813,745
         Number of shares of Common Stock outstanding as of May 14, 1996

          THIS IS PAGE 1 OF 12 PAGES. THE EXHIBIT INDEX IS ON PAGE 11.

                                  GEN/Rx, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          MARCH 31,     DECEMBER 31,
         ASSETS                                             1996            1995
                                                          ---------     ------------
Current assets:
   Cash                                                         54        $     15
   Accounts receivable, net of allowances                      130             539
     Inventories                                               191              24
     Prepaid expenses and other current assets                   5               4
     Assets of discontinued operations                       1,059           1,059

         Total current assets                                1,439           1,641

Property, plant and equipment                                  392             352
Deposits and other assets                                       51              63
                                                          --------        --------

                                                          $  1,882        $  2,056
                                                          ========        ========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable--Apotex                                  $  4,425        $  3,563
   Accounts payable                                            481             887
   Accrued expenses and other current liabilities              531             480
   Estimated liabilities of discontinued operations          1,447           1,447
                                                          --------        --------

         Total current liabilities                           6,884           6,377
                                                          --------        --------


Shareholders' equity:
   Common Stock                                                 84              84
   Additional capital                                        7,889           7,889
   Accumulated deficit                                     (12,975)        (12,294)

         Total shareholders' equity                         (5,002)         (4,321)
                                                          --------        --------

Total liabilities and equity (deficit)                    $  1,882        $  2,056
                                                          ========        ========


        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                   THREE MONTHS ENDED MARCH 31,
                                      1996            1995
                                    --------        --------
Net sales                           $    471        $  1,382

Cost of sales                             33             365
                                    --------        --------

   Gross profit                          438           1,017

Operating expenses:
   Product development                   577               7
   Selling and distribution              291             619
   General and administrative            158             101
                                    --------        --------
                                       1,026             727

Operating income (loss)                 (588)            290

Interest expense                          93

Net income (loss)                   $   (681)       $    290
                                    ========        ========


Net  (loss) per share of
  Common Stock                      $   (.04)       $    .02
                                    ========        ========


Weighted average number of
  common shares outstanding           18,814          18,814
                                    ========        ========

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1996         1995
                                                             -----        -----
Cash flows from operating activities:
   Net gain (loss)                                           $(681)       $ 290
   Adjustments to reconcile net loss
     to net cash (used) by operating
     activities:
       Depreciation and amortization                            11
       Other                                                     2
       Changes in assets and liabilities:
            (Increase) Decrease in accounts receivable         409         (876)
            (Increase) Decrease in inventories                (167)        (213)
            (Increase) Decrease in prepaid expenses
              and other assets                                  11         (128)
            Increase (Decrease) in accounts payable
             and other current liabilities                    (355)         194
                                                             -----        -----

   Net cash provided (used) by operating activities           (772)        (733)

Cash flows from financing activities:
       Proceeds from notes payable - Apotex, USA               862          730
                                                             -----        -----
   Net cash provided (used) by financing activities            862          730

Cash flows from investing activities:
   Capital expenditures                                        (51)          (1)

   Net cash (used) by investing activities                     (51)          (1)

Net increase (decrease) in cash                                 39           (4)

Cash at beginning of period                                  - 15-        - 4 -
                                                             -----        -----

Cash at end of period                                        $  54          -0-

        The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

THE COMPANY:

GEN/Rx, Inc. ("GEN/Rx" or the "Company"), is a holding company which, through its subsidiaries, is in the business of developing, manufacturing and distributing generic injectable drugs. GEN/Rx has three wholly-owned subsidiaries, AUSA, Inc. ("AUSA"), which markets generic injectable prescription drug products for human use, American Veterinary Products, Inc. ("AVP"), which markets prescription and non-prescription generic injectable drug products for animal use (see "Management's Discussion and Analysis of Financial Condition and results of Operations" below), and Collins Laboratories, Inc. ("Collins"), which has been inactive since its inception. Unless the context requires otherwise, references to the "Company" shall be deemed to include collectively GEN/Rx and all of its subsidiaries.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses since its inception, resulting in a deficit equity position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. While management intends to dispose of one of its subsidiaries that has incurred significant operating losses,(see "Management's Discussion and Analysis of Financial Condition and results of Operations" below) it does not expect proceeds from such disposition to be sufficient to fund continuing operations. As a result, the Company is seeking to obtain additional financing from its majority shareholder and primary creditor Apotex USA Inc. ("Apotex") during 1996 sufficient to fund its future activities. There is no assurance, however, that such financing will be secured and obtained. It is unlikely that any other financing will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue to be dependent on Apotex for financing of its operations in the foreseeable future.

In light of the Company's continuing operating losses and use of cash, in February 1996, the Company retained the services of Hill Thompson Capital Markets, Inc., an investment banking firm, to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company's assets and maximize shareholder values. The Company expects Hill Thompson Capital Markets, Inc. to conclude its evaluation and submit their recommendations in May 1996.

BUSINESS COMBINATION:

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Acquisition Subsidiary Inc., a wholly owned subsidiary of the company formed for the purpose of completing the merger with and into AUSA was consummated. Pursuant to the Merger, GEN/Rx acquired all the assets of AUSA which commenced operations as Yorpharm, a division of Apotex, in July 1994. In April 1995, prior to the Merger, the net assets of Yorpharm were transferred to the newly formed corporation, AUSA a subsidiary of Apotex. As part of the Merger transaction, GEN/Rx issued to Apotex (the former shareholder of AUSA) 13,288,874 shares of its Common Stock and is obligated to issue to Apotex, an additional 2,064,966 shares as soon as practicable following an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. After issuance of the additional shares, Apotex will own approximately seventy four (74%) percent of the outstanding Common Stock of

GEN/Rx. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

Since, after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, the transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. Accordingly, the financial statements presented herewith are those of AUSA. The merger was accounted for as a purchase of GEN/Rx for $5,711,000. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets of $5,036,000 was recorded as goodwill. See " Discontinued Operations" below.

In addition, in connection with the merger and pursuant to a Loan Agreement dated April 13, 1995, as amended on November 29, 1995 between the Company and Apotex, Apotex agreed to make loans to the Company. See " Notes Payable--Apotex" below.

BASIS OF PREPARATION:

The accompanying financial statements as at March 31, 1996 and for the three month periods ended March 31, 1996 and March 31, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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

Inventories:

Inventories relating to continuing operations at March 31, 1996 and December 31, 1995 consist of finished goods. They are stated at the lower of cost (first-in, first-out) or market value.

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

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. The Company continues to receive additional advances from Apotex. The Company's defaults constituted Events of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996. As a result, all of the borrowing pursuant to the Loan Agreement, as amended, is classified as current on the balance sheet as at March 31, 1996. 31, 1995. At March 31, 1996 the Company was indebted to Apotex for an aggregate of $4,425,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $675,000.

Apotex sought and received the appointment of a receiver for AVP's plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds.

LEGAL PROCEEDINGS:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable--Apotex" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 1995, the Company made a determination to suspend the operations of American Veterinary Products, Inc. indefinitely after concluding that the time, cost and other resources required to address certain regulatory problems set forth in a warning letter issued by the US Food, Drug and Cosmetic Act ("FDA"), continue production activities and prepare for a possible upgrade to the facility and equipment would be too great for it to pursue. In December 1995, management decided to discontinue the operations of AVP and is currently exploring its alternatives with respect to disposition of the remaining assets of such business, including by sale or otherwise. In connection with the decision during the fourth quarter to dispose of AVP, the Company laid-off substantially all of its personnel at this facility.

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS:

NET SALES:

Net sales for the three month periods ended March 31, 1996 and March 31, 1995 were $471,000 and $1,382,000, respectively.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had a working capital deficiency of $5,825,000. The Company is dependent on continued financing from Apotex, (see "Financing" below).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

LEGAL PROCEEDINGS:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable--Apotex" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 3 DEFAULT UPON SENIOR SECURITIES

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

The Company continues to receive additional advances from Apotex. The Company's defaults constituted Events of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996. As a result, all of the borrowing pursuant to the Loan Agreement, as amended, is classified as current on the balance sheet as at March 31, 1996. 31, 1995. At March 31, 1996 the Company was indebted to Apotex for an aggregate of $4,425,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $675,000.

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

ITEM 6.                                       EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits:  None

                   (b)     Reports on Form 8-K:

                           The Company filed a current report on Form 8-K dated January 11, 1996 reporting under Item 5, "Other Events".

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GEN/RX, INC.
                                            (Registrant)

MAY 14, 1996                       __________________________________
                                   JACK H. SCHRAMM, ACTING PRESIDENT

                                   __________________________________
MAY 14, 1996                       JACK MARGARETEN, CHIEF FINANCIAL OFFICER