Form 10-K/A
period 1995-12-31
GEN RX INC
filed 1996-05-31
CIK 841543

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1995
                         Commission File Number 0-24496

                                  GEN/Rx, Inc.
                               (Name of Business)

                   NEW YORK                                 11-2728666
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

               1776 BROADWAY, SUITE 1900, NEW YORK, NEW YORK10019
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

       Registrant's telephone number, including area code: (212) 581-5100 Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

             Title of className of each exchange on which registered
                                      None

             -------------------------------------------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock $.004 par value

                     --------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                    2,933,760

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

                  PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN
                   INCORPORATED BY REFERENCE INTO THIS ANNUAL
                              REPORT ON FORM 10-K:

               IDENTITY OF DOCUMENTSPARTS OF FORM 10-K INTO WHICH
                            DOCUMENT IS INCORPORATED

               Proxy Statement for the 1996 Annual MeetingPart III
                      of Common Shareholders of Registrant

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, as set forth on the pages attached hereto:

Item 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) Exhibits

         (10.1) Amendment dated as of November 29, 1995 of the Loan Agreement between the Company and Apotex USA, Inc. with 30-day Note and Warrant both executed as November 29, 1995 between the aforementioned parties.

(b) No reports on From 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GEN/Rx, Inc.

                                                  BY: /s/ Jack H. Schramm
                                                      President, Jack H. Schramm

                              EXHIBIT INDEX


                  Exhibit No.                Description
                  ----------                 -----------

                     10.1 Amendment dated as of November 29, 1995 of the Loan Agreement between the Company and Apotex USA, Inc. with 30-day Note and Warrant both executed as November 29, 1995 between the aforementioned parties.