Form 10-Q/A
period 1996-06-30
GEN RX INC
filed 1996-10-15
CIK 841543

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

				FORM 10-Q
       QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


INDICATE BY CHECK (<check-mark>) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT   TO   SUCH   FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES
<check-mark>   No


                              18,813,745
      Number of shares of Common Stock outstanding as of August 14, 1996




         This is page 1 of 10 pages.  The exhibit index is on page 10.

                                 GEN/Rx, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                        JUNE 30,    DECEMBER 31,
      ASSETS                                              1996          1995
Current assets:
   Cash
  Accounts receivable, net of allowances
Inventories
    Prepaid expenses and other current assets
    Assets of discontinued operations AVP              1,059         1,059
    Assets of AUSA                                     1,000         1,000

      Total current assets                             2,059         2,059

Property, plant and equipment
Deposits and other assets

                                                     $2,059        $2,059


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable--Apotex                                $218           $155
  Accounts payable                                       62
  Estimated liabilities of discontinued
    operations AVP				      1,447          1,447

      Total current liabilities                       1,727          1,602


Shareholders' equity:
  Common Stock                                           84            84
  Additional capital                                  6,389         6,389
  Accumulated deficit                                (6,141)       (6,016)

      Total shareholders' equity                       332            457

Total liabilities and equity (deficit)               $2,059        $2,059







       The accompanying notes are an integral part of these statements.

                                 GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
				 (Unaudited)



					      Six Months Ended June 30,
                                              1996                1995
Net sales

Cost of sales

  Gross profit

Operating expenses:

  Product development
  Selling and distribution
  General and administrative                  107
  Amortization of intangible assets                                  69

                                              107                    69

Operating income (loss)                     (107)                   (69)

Interest expense                              19                     42


Net income (loss)                           $(126)                $(111)


Net  (loss) per share of
  Common Stock                              $(.01)                $(.01)


Weighted average number of
  common shares outstanding                18,814                18,814











       The accompanying notes are an integral part of these statements.

                                 GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
				  (UNAUDITED)



						     Six Months Ended June 30,
                                                        1996        1995

Cash flows from operating activities:
  Net gain (loss)                                       $(126)     $(111)
  Adjustments to reconcile net loss
    to net cash (used) by operating
    activities:
      Depreciation and amortization                                   69
      Other                                                           42
      Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable
           (Increase) Decrease in inventories
           (Increase) Decrease in prepaid expenses
             and other assets
           Increase (Decrease) in accounts payable
           and other current liabilities                  126

  Net cash provided (used) by operating activities        0           0

Cash flows from financing activities:
     Proceeds from notes payable - Apotex, USA            0           0
                                                                         Net
cash provided (used) by financing activities              0           0

Cash flows from investing activities:
  Capital expenditures                                    0           0

  Net cash (used) by investing activities                 0           0

Net increase (decrease) in cash                           0           0

Cash at beginning of period                              -0 -       - 0 -

Cash at end of period                                     $0        -0-








       The accompanying notes are an integral part of these statements.

                                 GEN/Rx, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996


The Company:


GEN/Rx, Inc. ("GEN/Rx" or the "Company"), is a holding company; the Company has had three subsidiaries: AUSA, Inc., a Delaware corporation ("AUSA"), American Veterinary Products, Inc., a Colorado corporation ("AVP"), and Collins Laboratories, Inc., a Colorado corporation ("Collins").

The Company's Board of Directors has four seats, three of which are vacant. The sole director currently in office is Jack Schramm, the Company's President. Mr. Schramm is also President of AUSA. Mr. Schramm is also President of Apotex USA, Inc. ("APOTEX USA").

In light of the Company's continuing operating losses and use of cash, in February 1996, the Company retained the services of Hill Thompson Capital
Markets, Inc.("Hill Thompson"), an investment banking firm, to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company's assets and maximize shareholder values. Hill Thompson Capital Markets, Inc. recommended the sale of AUSA.

AUSA is a development-stage, generic pharmaceutical company, which has selected
18 parenteral pharmaceutical  products  for  development.   Some  products  are
already off-patent, but most go off-patent over the next three years.

Hill Thompson identified potential purchasers for AUSA, prepared a confidential descriptive memorandum and sought to solicit interest in AUSA on behalf of the Company. Hill Thompson was not successful in soliciting any interested parties.

The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding; all of such shares were subject to a perfected security interest in favor of Apotex USA, Inc. The auction was held at Hill Thompson's office at 437 Madison Avenue, New York, NY 10022; the minimum price was $1,000,000 for the AUSA shares (See "Management Discussion and Analysis" below).

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, $4,296,659 of indebtedness remains outstanding after the sale of AUSA to Apotex USA.
Management does not know of any source of funds with which to repay such indebtedness, but Management intends to pursue a strategy of creating value in the Company.

Management discontinued the operations of AVP and laid-off substantially all of its personnel at its factory located at 1413 Duff Drive, Fort Collins, Colorado 80524 (the "Ft. Collins Property"). AVP's inventory of veterinary products is negligible.

The Larimer County (Colorado) District Court has appointed a receiver for AVP, including the Ft. Collins Property; Jack Roberts is currently acting as receiver but a motion for his discharge has been filed. AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member received in 1996. All of the operations of AVP and AUSA are treated as discontinued operations.

The Company expects to continue to be dependent on Apotex for financing of its operations in the foreseeable future.

BASIS OF PREPARATION:

The accompanying financial statements as at June 30, 1996 and for the six month periods ended June 30, 1996 and June 30, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of AUSA, its parent GEN/Rx and GEN/Rx's other wholly-owned subsidiary, American Veterinary Products, Inc. ("AVP"). See "Company" above. References herein to the "Company" refer to AUSA, GEN/Rx and AVP, collectively.


Notes Payable- Apotex USA, Inc.:


On January 2, 1996, Apotex USA, the majority shareholder and primary creditor of the Company, accelerated approximately $3,500,000 of the outstanding indebtedness of the Company in favor of Apotex USA. The Company had failed to pay Apotex USA approximately $1,000,000 of indebtedness when it was due on December 22, and, as a result, after a 10-day grace period, the Company's failure to pay that amount constituted an Event of Default under the existing lending arrangements between the Company, as borrower, and Apotex USA.

The Company and Apotex USA had entered into these lending arrangements under a Loan Agreement dated April 13, 1995 (the "Loan Agreement"). At that date, Apotex USA agreed to lend to the Company $500,000 in the form of a term loan and up to $2,000,000 in the form of a revolving loan. Both loans were evidenced by promissory notes and would have matured April 13, 1998. The Company has borrowed the entire line of credit. These loans bore interest at the rate of 1% over prime. Interest was payable on the first business day of each March, June, September and December, and the Company failed to pay certain accrued and unpaid interest when due. The Company secured repayment of these amounts by all of the assets of the Company, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex USA, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants are exercisable for a period of three years.

On November 29, 1995, the Company entered into an agreement with Apotex USA to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex USA, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex USA advanced the Company approximately $325,000 through December 31, 1995. The Company also agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex USA a warrant to purchase an additional 813,783 shares of the Company's common stock, par value $.004 per share, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

At December 31, 1995, the Company was indebted to Apotex USA for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996. The Company continues to receive additional advances from Apotex USA. At June 30, 1996 the Company was indebted to Apotex USA for an aggregate of $ 5,296,659 (before the sale of AUSA) including accounts payable converted to notes pursuant to the amendment of the loan agreement of $ 747,423.

Legal Proceedings:

Apotex USA sought and received the appointment of a receiver for AVP's plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permits the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP is not receiving any cash proceeds (See "Notes Payable-Apotex USA" above). The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex USA pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business. A motion for discharge of the receiver has been filed and is scheduled to be heard in late August 1996; there can be no assurance of the disposition of that motion.

Management believes that Apotex USA is likely to institute a foreclosure action under Apotex USA's interest under a deed of trust to which the Ft. Collins property is subject. Management believes the amount of the Company's debt in favor of Apotex USA' far exceeds the aggregate value that the Company is likely to receive for the Ft. Collins Property in any foreclosure sale.

The receiver has liquidated approximately $200,000 of AVP's assets and is continuing to liquidate the Company's assets located at three locations in or near Ft. Collins, Colorado. The receiver has used such proceeds for disposal of hazardous and other wastes at the Ft. Collins Property and for continued care of AVP's inventory. None of the proceeds was paid to Apotex USA.

AVP has begun a voluntary recall of Atropine Sulfate injection 1/120 solution with the concurrence of the Federal Food & Drug Administration. but Management believes the impact of the recall will not be material. AVP manufactured and shipped the solution that has been recalled in May and June, 1995.

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

The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding; all of such shares were subject to a perfected security interest in favor of Apotex USA, Inc. The auction was held at Hill Thompson's office at 437 Madison Avenue, New York, NY 10022; the minimum price was $1,000,000 for the AUSA shares.

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, $4,296,659 of indebtedness remains outstanding after the sale of AUSA to Apotex USA. Management does not know of any source of funds with which to repay such indebtedness, but Management intends to pursue a strategy of creating value in the Company.

AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member received in 1996. All of the operations of AVP and AUSA are treated as discontinued operations.

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Liquidity and Capital Resources

The Company is dependent on continued financing from Apotex USA, (see "Financing" below).

Financing

The Company's current level of liquidity and capital resources is not sufficient to fund current operations and growth of the Company's business.

The Company and Apotex USA had entered into lending arrangements under a Loan Agreement dated April 13, 1995 (the "Loan Agreement"). Apotex USA lent the Company $500,000 in the form of a term loan and $2,000,000 in the form of a revolving loan. Both loans were evidenced by promissory notes and would have matured April 13, 1998. The Company has borrowed the entire line of credit, and the aggregate indebtedness of $2,500,000 is outstanding. These loans bear interest at the rate of 1% over prime. Interest was payable on the first business day of each March, June, September and December, and the Company failed to pay certain accrued and unpaid interest when due. The Company secured repayment of these amounts by all of the assets of the Company and its subsidiaries, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants have a term of three years.

On November 29, 1995, the Company entered into an agreement with Apotex USA to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex USA, in its discretion, to advance sums in excess of the $2,500,000, original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex USA advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex USA a warrant to purchase an additional 813,783 shares of the Company's common stock, at an exercise price of $.75 per share in connection with the amendment. The warrants have a term of three years.

The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness (approximately $3,500,000) of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996. The entire amount of the indebtedness on June 30, 1996 equaled $5,296,659 (before the sale of AUSA) all of which is due and payable. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA has been assigned to Apotex USA and collections thereof are being deposited into the bank accounts of Apotex USA. The Company lacks the liquidity needed to carry on any ongoing business.

Each of AUSA, Gen/Rx and AVP is jointly and severally liable for the entire amount of the indebtedness in favor of Apotex USA. The sale of AUSA reduced the outstanding amount of the debt owed by the Company but did not forgive it. Management believes that Apotex USA will not continue to fund the Company. There can be no assurance that alternative sources of financing will be available to the Company.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceeding

Legal Proceedings:

See "Legal Proceedings" above.

In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 3 Default Upon Senior Securities

Notes Payable-Apotex USA:

The Company has been in default on its indebtedness in favor of Apotex USA since at least January 2, 1996. The entire amount of indebtedness is due and payable. At June 30, 1996 the Company was indebted to Apotex USA for an aggregate of $5,296,659 (before the sale of AUSA) including accounts payable converted to notes pursuant to the amendment of the loan agreement of $747,423. The company is jointly and severally liable for the entire amount, with AUSA and AVP.

ITEM 6.                       Exhibits and Reports on Form 8-K

             (a)  Exhibits:  None

             (b)  Reports on Form 8-K:

                  The Company filed a current report on Form 8-K dated July 10, 1996 reporting under Item 2, "Acquisition or Disposition of Assets".





                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                          GEN/RX, INC.
                                          (Registrant)


August 14, 1996                           /s/ JACK H. SCHRAMM
					  --------------------------
                                          Jack H. Schramm, President



                                          /s/ JACK MARGARETEN
					  --------------------------
August 14, 1996                           Jack Margareten, Chief Financial
Officer