Form 10-Q
period 1996-09-30
GEN RX INC
filed 1996-11-15
CIK 841543

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

				FORM 10-Q
       		  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                              18,813,745
     Number of shares of Common Stock outstanding as of November 12, 1996






         This is page 1 of 10 pages.  The exhibit index is on page 10.

                                 GEN/Rx, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                        SEPTEMBER 30,    DECEMBER 31,
      ASSETS                                                1996            1995
Current assets:
   Cash                                                        1
  Accounts receivable, net of allowances
Inventories
    Prepaid expenses and other current assets
    Assets of discontinued operations AVP                  1,059            1,059
    Assets of AUSA                                                          1,000

      Total current assets                                 1,060            2,059

Property, plant and equipment
Deposits and other assets

                                                          $1,060            $2,059


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable--Apotex                                    $105              $155
  Accounts payable                                           59
  Estimated liabilities of discontinued operations AVP    1,447             1,447

      Total current liabilities                           1,611             1,602


Shareholders' equity:
  Common Stock                                               84                84
  Additional capital                                      6,157             6,389
  Accumulated deficit                                   (6,792)           (6,016)

      Total shareholders' equity                          (551)               457

Total liabilities and equity (deficit)                   $1,060            $2,059





       The accompanying notes are an integral part of these statements.

                                 GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
				(Unaudited)


                                        	    	NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996              1995
Net sales

Cost of sales

  Gross profit

Operating expenses:

  Product development
  Selling and distribution
  General and administrative                                209
  Amortization of intangible assets                                            153

                                                            209                153

Operating income (loss)                                   (209)              (153)

Interest expense                                             19                 92


Net income (loss) on continuing operations               $(226)             $(245)

Loss on Sale of AUSA                                      (500)

Net income (loss)                                         (776)              (245)

 (Loss) per share of
  Common Stock:
    Continuing Operations                                $(.01)             $(.01)
    Sale of AUSA                                          (.03)
  Net (Loss)                                              (.04)              (.01)

Weighted average number of
  common shares outstanding                              18,814             18,814




       The accompanying notes are an integral part of these statements.

                                 GEN/Rx, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
				 (UNAUDITED)


							NINE MONTHS ENDED
				       			  SEPTEMBER 30,
   	                              	               1996              1995
Cash flows from operating activities:
  Net gain (loss)                       	        $(776)            $(245)
  Adjustments to reconcile net loss
    to net cash (used) by operating
    activities:
      Depreciation and amortization                                          153
      Other                                                                   92
      Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable
           (Increase) Decrease in inventories
           (Increase) Decrease in prepaid expenses
             and other assets
           Increase (Decrease) in accounts payable           9
           and other current liabilities

  Net cash provided (used) by operating activities       (767)                 0

Cash flows from financing activities:
     Proceeds from notes payable - Apotex, USA               0                 0
     Reduction of Liability to Apotex USA from sale      1,000                   Net
cash provided (used) by financing activities             1,000                 0

Cash flows from investing activities:
  Capital expenditures                                     0                   0
   Adjustment to Paid Capital                            (232)
  Net cash (used) by investing activities                (768)                 0

Net increase (decrease) in cash                            1                   0

Cash at beginning of period                               -0 -               - 0 -

Cash at end of period                                     $1                 -0-





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

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, approximately $4 million of indebtedness remains outstanding after the sale of AUSA to Apotex USA. Management does not know of any source of funds with which to repay such indebtedness, but Management intends to pursue a strategy of creating value in the Company.

Management discontinued the operations of AVP and laid-off substantially all of its personnel at its factory located at 1413 Duff Drive, Fort Collins, Colorado 80524 (the "Ft. Collins Property"). AVP's inventory of veterinary products is negligible.

The Larimer County (Colorado) District Court has appointed a receiver for AVP, including the Ft. Collins Property; Jack Roberts is currently acting as receiver but a motion for his discharge has been granted subject to the completion of the sale of AVP's personal property. Management estimates that the sale of AVP's personal property will be completed prior to December 31, 1996. Management believes that Apotex USA is likely to institute a foreclosure action under Apotex USA's interest under a deed of trust to which the Ft. Collins property is subject. Management believes the amount of the Company's debt in favor of Apotex USA' far exceeds the aggregate value that the Company is likely to receive for the Ft. Collins Property in any foreclosure sale.

The receiver has liquidated approximately $200,000 of AVP's assets and is continuing to liquidate the Company's assets located at three locations in or near Ft. Collins, Colorado. The receiver has used such proceeds for disposal of hazardous and other wastes at the Ft. Collins Property and for continued care of AVP's inventory. None of the proceeds was paid to Apotex USA.

AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member received in 1996. The operations of AVP are treated as discontinued operations.

The Company's financial information for December 31, 1995 and for the nine month periods ended September 30, 1996 and September 30, 1995 have been restated to reflect the sale of AUSA.

The Company expects to continue to be dependent on Apotex for financing of its operations in the foreseeable future.





BASIS OF PREPARATION:

The accompanying financial statements as at September 30, 1996 and for the nine month periods ended September 30, 1996 and September 30, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein.

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of GEN/Rx and GEN/Rx's wholly-owned subsidiary, American Veterinary Products, Inc. ("AVP"). See "Company" above. References herein to the "Company" refer to GEN/Rx and AVP, collectively.


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

At December 31, 1995, the Company was indebted to Apotex USA for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. The Company continues to receive additional advances from Apotex USA. The Company's defaults constituted Events of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex USA all of the collateral on January 5, 1996. September 30, 1996 the Company was indebted to Apotex USA for an aggregate of $ 4,401,659 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $ 747,423.

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


Legal Proceedings:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable-Apotex USA" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex USA pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

Jack Roberts is currently acting as receiver but a motion for his discharge has been granted subject to the completion of the sale of AVP's personal property.

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

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, approximately $4 million of indebtedness remains outstanding after the sale of AUSA to Apotex USA. Management does not know of any source of funds with which to repay such indebtedness, but Management intends to pursue a strategy of creating value in the Company.

AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member received in 1996. The operations of AVP are treated as discontinued operations.

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

The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness (approximately $3,500,000) of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996. The entire amount of the indebtedness on September 30, 1996 equaled $4,401,659 all of which is due and payable.

In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA has been assigned to Apotex USA and collections thereof are being deposited into the bank accounts of Apotex USA. The Company lacks the liquidity needed to carry on any ongoing business.

Each of AUSA, Gen/Rx and AVP is jointly and severally liable for the entire amount of the indebtedness in favor of Apotex USA. The sale of AUSA reduced the outstanding amount of the debt owed by the Company but did not forgive it. Management believes that Apotex USA will not continue to fund the Company. There can be assurance that alternative sources of financing will be available to the Company.


PART II - OTHER INFORMATION


ITEM 1. Legal Proceeding

Legal Proceedings:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable-Apotex USA" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex USA pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

A motion for discharge of the receiver has been granted subject to the completion of the sale of AVP's personal property.

In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 3 Default Upon Senior Securities

Notes Payable-Apotex USA:


The Company has been in default on it's indebtedness in favor of Apotex USA since at least January 2, 1996. The entire amount of indebtedness is due and payable. At September 30, 1996 the Company was indebted to Apotex USA for an aggregate of $4,401,659 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $????747,423. The company is jointly and severally liable for the entire amount, with AUSA and AVP.




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


                                          GEN/RX, INC.
                                          (Registrant)


November 14, 1996                         /S/ JACK H. SCHRAMM
					  --------------------------
                                          Jack H. Schramm, President



                                          /S/ JACK MARGARETEN
					  --------------------------
November 14, 1996                         Jack Margareten, Chief Financial
					   Officer