Form 10-K/A
period 1995-12-31
GEN RX INC
filed 1997-02-03
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

		                 FORM 10-K/A-1
	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
             	      SECURITIES EXCHANGE ACT OF 1934
        	    FOR THE YEAR ENDED DECEMBER 31, 1995
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

                             COMMON STOCK $.004 PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:  Yes <checkmark>   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <square>
                                  $2,933,760

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

    PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                     INTO THIS ANNUAL REPORT ON FORM 10-K:

IDENTITY OF DOCUMENTS                             PARTS OF FORM 10-K INTO WHICH
                                                 DOCUMENT IS INCORPORATED

Proxy Statement for the 1996 Annual Meeting of Common Shareholders    Part III
of Registrant

                                   10-K/A-1
                                    PART I

ITEM 1.  BUSINESS

GENERAL

GEN/Rx, Inc. ("GEN/Rx"  or  the "Company"), is a holding company which, through
its  subsidiaries,  is  in  the  business   of  developing  and distributing
generic  injectable  drugs.   GEN/Rx   has   three   wholly-owned subsidiaries,
AUSA,   Inc.  ("AUSA"),  which  develops  and  markets  generic injectable prescription drug  products  for  human  use,  American  Veterinary Products,
Inc.  ("AVP"),   which  markets  prescription  and  non-prescription generic injectable drug products for animal use (see "Discontinued Operations" below), and Collins Laboratories, Inc. ("Collins"), which has been inactive since its inception. Unless the context requires otherwise, references in this Annual Report to the "Company" shall be deemed to include collectively GEN/Rx and all of its subsidiaries.

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

Since after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, Inc., the transaction has been accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets was recorded as goodwill. See "Notes to Financial Statements-2. Business Combination".

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

In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP, because it determined, that the time and financial commitment required to rehabilitate AVP's operations would be too great for it to pursue. In connection with management's decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements. Results of operations of AVP is shown separately as discontinued operations on the consolidated statement of operations. See "Notes to Financial Statements-4. Discontinued Operations."

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

AUSA also is expending considerable efforts in the research and development of generic injectable products for human use.

SALES AND MARKETING

AUSA's products are sold primarily to wholesalers, hospitals, home infusion providers, nursing homes, nursing home providers, and health maintenance organizations through its own sales force, which currently consists of 3 experienced regional account managers and a Director of Sales.

Health care providers have increasingly adopted a bid-based group purchasing approach under which various institutional purchasers join together in buying groups to solicit bids from a variety of approved vendors for the supply of certain products, typically for a one to two-year period. In addition, hospitals and other institutions have designated certain drug and hospital supply wholesalers as their "prime vendors". Under this type of arrangement, a wholesaler serves as a depot for substantially all of a hospital's product needs, allowing an institution to maintain minimal inventories and receive overnight deliveries of several manufacturers' goods from a single source.

AUSA has established a Bid and Contract Administration department devoted to negotiating and administering group purchase organization's (GPO's) and the wholesalers such contracts and prime vendor relationships.

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

To obtain FDA approval of a new drug, a company must demonstrate, among other requirements, the safety and effectiveness of the proposed drug. There are currently three basic ways to satisfy the FDA's safety and effectiveness requirements:

      1. NEW DRUG APPLICATIONS ("NDA" OR "FULL NDA"): Unless either of the procedures discussed in paragraphs 2 and 3 below is available, a company must submit to the FDA full reports of well-controlled clinical studies and other data to prove that a drug is safe and effective and meets other requirements for approval.

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

The Waxman-Hatch Act also established certain statutory protections for listed drugs. Under the Waxman-Hatch Act, an ANDA for a generic drug may be approved, but such approval may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug. Prior to enactment of the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, the FDA did not consider the patent status of a previously approved drug. In addition, under the Waxman-Hatch Act, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs (and, in at least one case, submission of an ANDA) for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years. The Waxman-Hatch Act also provides for extensions of up to five years of certain patents covering drugs to compensate the patent holder for reduction of the effective market life of the patented drug resulting from the time involved in the Federal regulatory review process.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

Since, after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA will own 74% of GEN/Rx, the merger transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. Accordingly, the selected financial data presented herewith are those of AUSA. See Notes to Financial Statements - 2. Business Combination.

   									JULY 1, 1994
                                                                      (DATE OF INCEPTION)
						       YEAR ENDED             TO
                                                       DECEMBER 31,       DECEMBER 31,
                                                         1995                1994
Net sales                                               $4,976
Cost of sales                                            3,274
  Gross profit                                           1,702

Operating expenses:
  Product development                                    1,093
  Selling and distribution                               2,149      	   $347
  General and administrative                               843      	    116
                                                         4,085      	    463

Operating (loss) from continuing operations             (2,383)    	   (463)
Interest expense                                         1,069
(Loss) from continuing operations                       (3,452)    	   (463)

Discontinued Operations:
  (Loss) from discontinued operations until suspension
    of operating activities                             (1,009)
  (Loss) from discontinued operations after suspension
    of operating activities                             (1,897)
  Estimated (loss) on disposition                       (5,646)
  (Loss) from discontinued operations                   (8,552)
NET (LOSS)                                            $(12,004)   	  $(463)

(Loss) per share of
  Common Stock:
Continuing operations                                    $(.18)
Discontinued operations                                   (.44)
Net (loss)                                               $(.62)

Weighted average number of
  common shares outstanding                             19,313


BALANCE SHEET DATA

Working capital (deficit)                             $(4,736)    	  $(487)
Property and equipment, net                               352      	     23
Total assets                                            2,056     	    812
Shareholders' deficit                                  (4,321)
Divisional deficit                                                 	   (463)



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

In addition, management assessed the value of goodwill acquired in connection with the business combination compared to its carrying value. As a result of management's determination that a significant and permanent impairment of the goodwill associated with AVP's veterinary business occurred, the Company took a charge of $4,799,000 for the write-down of goodwill that arose in connection with the Merger. See "Notes to Financial Statements-4. Discontinued Operations".

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

                           ANNUAL COMPENSATION                           LONG TERM COMPENSATION

Name and                                              Other                 Options
Principal                                             Annual                (# of
POSITION 	        YEAR    SALARY     BONUS   COMPENSATION             SHARES)
Jack H. Schramm         1995     None      None         None                  None
Acting President (1)    1994     None      None         None                  None
               	        1993     None      None         None                  None

Richard J. Strobel      1995    $68,855    None         None                  30,000
Vice President,         1994     None      None         None                  None
Finance & Admin.        1993     None      None         None                  None
and Assistant
Secretary (2)

John R. Toedtman        1995    $119,000    None         None                  None
Chief Executive         1994    $ 88,000    None         None                  None
Officer (3)             1993     None       None         None                  100,000

John J. DeTemple        1995     $28,000    None         None                  None
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

                   ASSUMES $100 INVESTED ON JANUARY 1, 1991
                          ASSUMES DIVIDEND REINVESTED
                     FISCAL YEAR ENDING DECEMBER 31, 1995

                                      Legend
INDEX DESCRIPTION		      1989        1990         1991        1992       1993        1994
GEN/Rx, Inc. 		      	         100      1475.41      4813.03    3770.49     4836.07    3688.42

Index for NASDAQ Stock Market
   (US Companies)			 100       119.70       193.36     159.30      144.96     158.90

Index for NASDAQ Stocks (SIC 2834)	 100        81.12       104.14     105.16      126.14     132.44


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

               		   		 Shares Owned           Percentage of
Name and Address of			Beneficially and      Outstanding Shares
BENEFICIAL OWNER	   		  OF RECORD (1)        OF COMMON STOCK

Apotex USA, Inc.                           13,288,874 (2)        	70.6%
1776 Broadway, Suite 1900
New York, NY 10019

John R. Toedtman                            1,073,003                    5.7%
11 Birch Drive
Basking Ridge, NJ 07920

Jack H. Schramm                                                           *
1776 Broadway, Suite 1800
New York, NY 10019 (3)

All Executive Officers and Directors        12,500 (3)(4)                 *


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

21            Subsidiaries of the Registrant

                                     SIGNATURES

Pursuant to the requirements of Securites Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 31, 1997                         GEN/RX, INC.

                    			        (Registrant)


                    				By:/s/ JACK MARGARETEN
						-----------------------------
                         			   Jack Margareten
                         			   Chief Financial Officer

                                    GEN/RX, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
              FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

                        FOR THE YEAR ENDED DECEMBER 31, 1995


									    PAGE

INCLUDED IN PART II:

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

					   Richard A. Eisner & Company, L.L.P.
						Accountants and Consultants

RAE

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

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amoutns and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Gen/Rx, Inc.
and subsidiaries at December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since inception and has a working capital deficiency at December 31, 1995 which raises substantial doubt about the Company's ability to continue as a going concern. The Company has been dependent upon its parent for financing and management intends to continue to seek financing from its parent. Thre is no assurance that such financing will continue to be provided. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Richard A. Eisner & Company, L.L.P.

New York, New York
February 8, 1996

					F-2

	            525 Madison Avenue, New York, N.Y. 10022-2597
			Member of Summit International Associates, Inc.

New York, NY	- Melville, NY	- Cambridge, MA	    - Florham Park, NJ

                                 GEN/RX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (Notes 1 and 2)



                                         	        DECEMBER 31,              DECEMBER 31,
      ASSETS                            	             1995                     1994
Current assets:
   Cash             			    		       $15                        $4
      Accounts receivable, net of allowances of
      $631 (Note 5)                             	       539
         Inventories (Note 6)            	                24                       753
         Prepaid expenses and other current assets               4                        31
        Assets of discontinued operations (Note 4)           1,059

            Total current assets                             1,641                       788

Property and equipment, at cost less
        accumulated depreciation (Note 7)                      352                        23
Deposits and other assets                                       63                         1

                                                            $2,056                      $812


            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
        Notes payable-Apotex (Notes 8 and 11)               $3,563
        Advances-Apotex                                                               $1,275
        Accounts payable				       887
        Accrued expenses and other current liabilities         480
        Estimated liabilities of discontinued operations
         (Note 4)                                            1,447

            Total current liabilities                        6,377

Divisional (deficit)                                                                   (463)

Commitment, contingencies and other matters (Note 12)

Shareholders' equity:
        Common Stock, par value $.004 per share, authorized
            20,000,000 shares; issued and outstanding
            18,813,745 shares, to be issued 2,064,966
             shares                                             84
        Additional capital                                   7,889
        Accumulated deficit                                (12,294)

            Total shareholders' (deficit)                   (4,321)

                                                            $2,056                     $812

       The accompanying notes are an integral part of these statements.

                                 GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                (Notes 1 and 2)


									      JULY 1, 1994
                                                                           (DATE OF INCEPTION)
						            YEAR ENDED		    TO
                                                            DECEMBER 31,       DECEMBER 31,
                                                                1995               1994
Net sales						      $4,976

Cost of sales                                                  3,274

      Gross profit                                             1,702

Operating expenses:

      Product development                                      1,093
      Selling and distribution                                 2,149                $347
      General and administrative                                 843                 116

    4,085                                                        463

Operating (loss) from continuing operations                   (2,383)               (463)

Interest expense                                               1,069

(Loss) from continuing operations			      (3,452)		    (463)

Discontinued operations:  (Note 4)
 (Loss) from discontinued operations until


Discontinued operations: (Note 4)
  (Loss) from discontinued operations until suspension
    of operating activities                                   (1,009)
  (Loss) from discontinued operations during suspension
    of operating activities                                   (1,897)
  Estimated (loss) on disposition                             (5,646)
  (Loss) from discontinued operations                         (8,552)

NET (LOSS)                                                  $(12,004)              $(463)

(Loss) per share of
  Common Stock:
Continuing operations                                          $(.18)
Discontinued operations                                         (.44)

Net (loss)                                                     $(.62)

Weighted average number of
  common shares outstanding                                   19,313


       The accompanying notes are an integral part of these statements.

                                 GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                (Notes 1 and 2)


										     JULY 1, 1994
                                                                         YEAR      (DATE OF INCEPTION)
                                                                         ENDED            TO
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                          1995           1994
Cash flows from operating activities:
  Loss from continuing operations                                       $(3,452)       $(463)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization                                          16
      Imputed interest                                                      915
      Changes in assets and liabilities:
          (Increase) in accounts receivable                                (539)
           Decrease in inventories                                          728         (753)
          (Increase) in prepaid expenses
             and other assets                                               (30)         (32)
           Increase in accounts payable
           and other current liabilities                                 (2,544)
     Net cash (used) by discontinued operations                          (2,233)


  Net cash provided (used) by operating activities                       (2,051)      (1,248)

Cash flows from financing activities:
  Proceeds from advances - Apotex                                                      1,275
  Proceeds from notes payable - Apotex                                    3,033
  Principal payments under notes payable - Apotex                          (248)
  Net cash (used) by discontinued operations                               (344)


  Net cash provided by financing activities                               2,441        1,275

Cash flows from investing activities:
  Capital expenditures                                                     (349)         (23)
  Net cash (used) by discontinued operations                                (30)

  Net cash (used) by investing activities                                  (379)         (23)

Net increase in cash                                                         11            4
Cash at beginning of period                                                   4        - 0 -

Cash at end of period                                                       $15           $4




       The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND DIVISIONAL
            EQUITY (DEFICIT) FOR THE PERIODS JULY 1, 1994 (INCEPTION)
           THROUGH DECEMBER 31, 1994 AND YEAR ENDED DECEMBER 31, 1995
                                 (Notes 1 and 2)



                                                    COMMON STOCK
                            	    	      NUMBER
                            	                OF                        ADDITIONAL    ACCUMULATED     DIVISIONAL
                                	      SHARES         AMOUNT          CAPITAL      DEFICIT          DEFICIT
Balance,July 1, 1994 ( inception)              0             $0              $0             $0                $0
Net loss for the period July 1, 1994
   (Inception) through December 31, 1994								    (463)

Balance - December 31, 1994                    0              0               0                             (463)

Net income for period January 1, 1995
   through  April 3, 1995										     290
Capital contribution                                                                            	   1,673
Shares issued April 3, 1995 upon
   incorporation                               1            1,673            (173)                        (1,500)
Shares canceled April 13, 1995
   in connection with Merger                  (1)          (1,673)          1,673
Shares issued April 13, 1995
   in connection with Merger                  13,289           53           4,498
Shares to be issued in connection
   with Merger                                 2,065            9
Issued and outstanding GEN/Rx
   shares                                      5,525           22             654
Issuance of warrants                                                          947
Net loss for the year ended
   December 31, 1995                                                          290        (12,294)

Balance, December 31, 1995                    20,879          $84          $7,889       $(12,294)            $0






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

In addition, in connection with the merger and pursuant to a Loan Agreement dated April 13, 1995, as amended on November 29, 1995 between the Company and Apotex, Apotex agreed to make loans to the Company. See "8. Notes Payable-Apotex" below.

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

                               GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995-CONTINUED

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

In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP and is currently exploring its alternatives with respect to disposition of the remaining assets of such business, including by sale or otherwise. In connection with the decision during the fourth quarter to dispose of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a charge of $848,000 consisting of a provision for estimated loss on disposition of AVP's assets of $398,000, a provision for estimated operating losses of $450,000 from AVP's business through the expected time of disposition and the write-off of goodwill that arose in connection with the Merger applicable to AVP's business of $4,798,000.

Results from discontinued operations are as follows (in thousands):

					               APRIL 13, 1995
                                                    (DATE OF ACQUISITION)
				                      	 THROUGH
		  					DECEMBER 31,
		  				            1995

Net Sales                                                        $779
(Loss) from operations                                         (2,906)(a)
Provision for loss on disposition                              (5,646)
(Loss) from discontinued operations                           $(8,552)


(a) Includes losses of $1,897 incurred from the period July 1, 1995 when operating activities were suspended, through December 31, 1995.

The assets, and estimated liabilities of the discontinued operations have been reclassified on the balance sheet to separately identify them and consist of the following (in thousands):


      Cash and restricted cash                                 $155
      Accounts receivable                                       243
      Inventories                                               158
      Fixed assets                                              500
      Other assets                                                3

            Total assets                                     $1,059

      Notes payable - banks                                    $137
      Accounts payable                                          587
      Accrued expenses and other liabilities                    273
      Estimated costs of disposal                               450

           Total estimated liabilities                       $1,447


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



5.     ACCOUNTS RECEIVABLE:                                  DECEMBER 31,
                                                                1995
                                                            (In Thousands)

Accounts receivable                                          $1,170
Allowances:
  Doubtful accounts                                           (100)
  Returns and allowances                                      (300)
  Price adjustments                                           (231)

Accounts receivable,
  net of allowances                                           $539

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

7.     PROPERTY, PLANT AND EQUIPMENT:

						      1995		1994
                                                           (In Thousands)

      Machinery and equipment                         $267
      Office equipment, furniture and fixtures         101		$23
                                                       368		 23
      Less accumulated depreciation and
        amortization                                    16              - 0 -
                                                      $352              $23

8.     NOTES PAYABLE-APOTEX:

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

                               GEN/RX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995-CONTINUED

9.     SHAREHOLDERS' DEFICIT:

WARRANTS:

In connection with the Merger (see "Note 2.-Business Combination" above) and pursuant to a Loan Agreement April 13, 1995 as amended November 29, 1995; (see "8. Notes Payable-Apotex", above) as additional consideration for the loans, the Company must issue Apotex warrants to purchase shares of the Company's common stock at the rate of one share for each dollar of loan advanced. Under the terms of the agreement Apotex received 2,500,000 warrants exercisable at $1.00 per share, 813,783 warrants exercisable at $.75 per share and as at December 31, 1995 is obligated to issue an additional 498,032 warrants exercisable at $.75 per share.

Also in connection with the Merger, the Company issued 270,000 warrants to certain employees and consultants to Apotex, exercisable at $1.50 per share of common stock . All of the warrants have a term of three years.

STOCK OPTIONS:

The following is a summary of stock option activity during the period July 1, 1994 (inception) through December 31, 1994 and the year ended in 1995.



                                                           1995                         1994
                                                                Price Per                    Price Per
                                                     SHARE        SHARE            SHARE       SHARE
Outstanding at beginning of period                  885,160      $.75 to          885,160     $.75 to
                                                                   $2.00                        $2.00
Granted                                             161,500      $.97 to
                                                                   $1.88
Exercised                                             - 0 -        - 0 -
Canceled                                            352,000      $.75 to
                                                                   $2.00
Outstanding at end of period                        694,660      $.75 to          885,160     $.75 to
                                                                   $2.00                        $2.00




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

The tax effects of the significant temporary differences and carryforwards which give rise to the deferred tax asset are as follows (in thousands):

         Loss                                                     $1,510

         Temporary differences:

         Provision for obsolete inventory                            204
         Provision for bad debt                                       34
         Provision for loss on discontinued
           operations                                                288
                                                                   2,036
         Less valuation allowance
           thereon                                                (2,036)

                                                                $ - 0 -

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

11.     RELATED PARTY TRANSACTIONS:

The Company and Apotex are parties to a Loan Agreement as Amended whereby Apotex has advanced to the Company $3,811,000 less repayments of $248,000 through December 31, 1995. The amount also includes accounts payable of $447,000 arising in the ordinary course of business which was converted to notes payable in connection with the amendment to the Loan Agreement with Apotex on November 29, 1995. Interest expense incurred on these obligations for the year ended December 31, 1995 approximated $1,067,000 including imputed interest of $915,000. See "8. Notes Payable-Apotex" above.

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

LEGAL PROCEEDINGS:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Note 8. Notes Payable-Apotex"), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business. In the opinion of management, the appointment of the receiver is expected to have a material effect on the financial condition and results of operations of the Company. The ultimate disposition of the certain actions occurring in the normal course of business matters is not expected to have a material effect on the financial condition or results of operations of the Company.

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

                                                                     EXHIBIT 11

                         COMPUTATION OF PER SHARE DATA
                                  (UNAUDITED)



                                                     Year Ended
                                                     December 31,
                                                         1995


Loss from continuing operations                       $(3,452,000)
Loss from discontinued operations                      (8,552,000)

Net Loss                                              $12,004,000

Primary:
  Weighted average number of common
     shares outstanding                                19,313,000

  Loss from continuing operations                           $(.18)
  Loss from discontinued operations                          (.44)

  Net Loss                                                  $(.62)


Assuming Full Dilution: (a)
  Weighted average number of common
     shares outstanding                                19,313,000

  Loss from continuing operations                           $(.18)
  Loss from discontinued operations                          (.44)

  Net Loss                                                  $(.62)


















(a) Not presented because dilution is less than 3 percent from primary amounts.

                                                                     EXHIBIT 21

                    SUBSIDIARIES OF REGISTRANT


                                               STATE OR OTHER           NAME UNDER
                                               JURISDICTION OF        WHICH BUSINESS
          NAME                                  INCORPORATION          IS CONDUCTED
American Veterinary Products, Inc. 		Colorado             American Veterinary Products, Inc.

AUSA, Inc.                         		Delaware             AUSA, Inc.

Collins Laboratories, Inc.         		Colorado             Inactive

