Form 10-Q/A
period 1996-06-30
GEN RX INC
filed 1997-02-03
CIK 841543

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                		FORM 10-Q/A-1

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


INDICATE BY CHECK (checkmark) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH  FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES  <checkmark>    No


                              18,813,745
      Number of shares of Common Stock outstanding as of August 14, 1996







         This is page 1 of 10 pages.  The exhibit index is on page 10.

                                 GEN/Rx, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


                                                        JUNE 30,      DECEMBER 31,
      ASSETS                                              1996            1995
Current assets:
   Cash                                                                      15
   Accounts receivable, net of allowances                                   539
   Inventories                                                               24
   Prepaid expenses and other current assets                                  4
   Assets of discontinued operations AVP                   1,059          1,059
   Assets of AUSA                                          1,000

      Total current assets                                 2,059          1,641

Property, plant and equipment                                               352
Deposits and other assets                                                    63

                                                          $2,059         $2,056


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable--Apotex                                    $218          $3,563
  Accounts payable                                           62             887
   Accrued Expenses                                                         480
  Estimated liabilities of discontinued operations
   AVP                                                    1,447           1,447
      Total current liabilities                           1,727           6,377


Shareholders' equity:
  Common Stock                                               84              84
  Additional capital                                      6,389            7,889
  Accumulated deficit                                    (6,141)         (12,294)

      Total shareholders' equity                            332           (4,321)

Total liabilities and equity (deficit)                   $2,059            $2,056







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
Net sales

Cost of sales

  Gross profit

Operating expenses:

  Product development
  Selling and distribution
  General and administrative                          107
  Amortization of intangible assets                                     69

                                                      107               69

Operating income (loss)                              (107)             (69)

Interest expense                                       19               42


Net income (loss) from continuing operations        $(126)           $(111)


Net income (loss) from discontinued operations      $(976)
(Ausa)

Net income (loss)                                 $(1,102)          $(111)

Net  (loss) per share of
  Common Stock from continuing operations           $(.01)          $(.01)

Net  (loss) per share of
  Common Stock from discontinued operations         $(.05)

Net  (loss) per share of
  Common Stock                                      $(.06)          $(.01)


Weighted average number of
  common shares outstanding                        18,814          18,814




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






                                      GEN/RX, INC.
                                     (Registrant)




				     /S/ JACK MARGARETEN
				     ----------------------------------------
JANUARY 31, 1997                     JACK MARGARETEN, CHIEF FINANCIAL OFFICER