Form 10-Q/A
period 1996-03-31
GEN RX INC
filed 1997-02-04
CIK 841543

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

                                 GEN/Rx, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


                                                        MARCH 31,      DECEMBER 31,
      ASSETS                                              1996            1995
Current assets:
   Cash                                                   54        	$  15
  Accounts receivable, net of allowances                 130              539
  Inventories                                            191 		   24
    Prepaid expenses and other current assets              5                4
    Assets of discontinued operations                  1,059            1,059

      Total current assets                             1,439            1,641

Property, plant and equipment                            392              352
Deposits and other assets                                 51               63

                                                      $1,882           $2,056


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable--Apotex                               $4,425           $3,563
  Accounts payable                                       481              887
  Accrued expenses and other current liabilities         531              480
  Estimated liabilities of discontinued operations     1,447            1,447

      Total current liabilities                        6,884            6,377


Shareholders' equity:
  Common Stock                                            84              84
  Additional capital                                   7,889           7,889
  Accumulated deficit                                (12,975)        (12,294)

      Total shareholders' equity                      (5,002)         (4,321)

Total liabilities and equity (deficit)                $1,882          $2,056







       The accompanying notes are an integral part of these statements.

                                 GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                        THREE MONTHS ENDED MARCH 31,
                                          1996               1995

Net sales                                    $471          $1,382

Cost of sales                                  33             365

  Gross profit                                438           1,017

Operating expenses:

  Product development                         577              7
  Selling and distribution                    291            619
  General and administrative                  158            101


                                            1,026            727

Operating income (loss)                     (588)            290

Interest expense                              93


Net income (loss)                          $(681)           $290


Net  (loss) per share of
  Common Stock                             $(.04)           $.02


Weighted average number of
  common shares outstanding               18,814          18,814














       The accompanying notes are an integral part of these statements.

                                 GEN/RX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


						       THREE MONTHS ENDED
						            MARCH 31,
	                                              1996              1995
Cash flows from operating activities:
  Net gain (loss)                                       $(681)            $290
  Adjustments to reconcile net loss
    to net cash (used) by operating
    activities:
      Depreciation and amortization                        11
      Other                                                 2
      Changes in assets and liabilities:
           (Increase) Decrease in accounts receivable     409             (876)
           (Increase) Decrease in inventories            (167)            (213)
           (Increase) Decrease in prepaid expenses
             and other assets                              11             (128)
           Increase (Decrease) in accounts payable
           and other current liabilities                 (355)             194

  Net cash provided (used) by operating activities       (772)            (733)

Cash flows from financing activities:
     Proceeds from notes payable - Apotex, USA            862              730

 Net cash provided (used) by financing activities         862              730

Cash flows from investing activities:
  Capital expenditures                                    (51)              (1)

  Net cash (used) by investing activities                 (51)              (1)

Net increase (decrease) in cash                            39               (4)

Cash at beginning of period                               -15 -            - 4 -

Cash at end of period                                     $54               -0-








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

In addition, in connection with the merger and pursuant to a Loan Agreement dated April 13, 1995, as amended on November 29, 1995 between the Company and Apotex, Apotex agreed to make loans to the Company. See " Notes Payable-Apotex" below.

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




LEGAL PROCEEDINGS:



On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable-Apotex" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

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

While management expects future sales to increase from current levels, any increase is dependent on the Company's ability to (i) raise sufficient levels of capital, (ii) broaden the product line and (iii) expand its customer base. The Company is currently taking steps to address these issues, however, there can be no assurance that such efforts will be successful. See "Financial Condition-Liquidity and Capital Resources and Financing" below.


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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDING

LEGAL PROCEEDINGS:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable-Apotex" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods are being held in trust by the receiver on behalf of Apotex pursuant to the terms of the Loan Agreement, as amended. In addition, the Company is a defendant in certain actions arising in the normal course of business.

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







				    /S/ JACK MARGARETEN
                                    __________________________________
JANUARY 31, 1997                    JACK MARGARETEN, CHIEF FINANCIAL OFFICER