Form 10-Q/A
period 1996-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-Q/A-2

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-24496

                                  GEN/RX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            New York                                            11-2728666
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

 600 Woodmere Boulevard, Woodmere, NY                              11598
(Address of principal executive offices)                         (Zip Code)

                                 (516) 569-3800
              (Registrant's telephone number, including area code)

                  1776 Broadway, Suite 1900, New York, NY 10019
Former Name, Former Address and Former Fiscal Year, if Changed since last Report

Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                    Outstanding at May 22, 2003
            -----                                    ---------------------------
Common Stock, par value $0.004                            20,878,711 shares

                                   GEN/RX, INC.
                                    FORM 10-Q
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page
                                                                           ----

           Item 1. Financial Statements (unaudited)

                   Consolidated Balance Sheets                               1

                   Consolidated Statement of Operations                      2

                   Consolidated Statement of Cash Flows                      3

                   Notes to Consolidated Financial Statements                4

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

PART II -- OTHER INFORMATION

           Item 1. Legal Proceedings                                         9

           Item 3. Defaults Upon Senior Securities                           9

           Item 6. Exhibits and Reports on Form 8-K                          9

           Signatures                                                        9

                                  GEN/Rx, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)
                                   (Unaudited)

                                                                 JUNE 30,            DECEMBER 31,
                                                                   1996                 1995
                                                                ---------            ------------
ASSETS

Current assets:
       Cash                                                                            $     15
       Accounts receivable, net of allowances                                               539
       Inventories                                                                           24
       Prepaid expenses and other current assets                                              4
       Assets of discontinued operations AVP                    $     201                 1,059
       Assets of AUSA

                  Total current assets                                                    1,641

Property, plant and equipment                                                               352
Deposits and other assets                                                                    63
                                                                ---------              --------
                                                                $     201              $  2,056
                                                                =========              ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable - Apotex                                   $   4,321              $  3,563
       Accounts payable                                                                     887
       Accrued Expenses                                                                     480
       Estimated liabilities of discontinued
         operations - AVP                                             714                 1,447
                                                                ---------              --------
                  Total current liabilities                         5,035                 6,377

Shareholders' equity (capital deficiency):
       Common Stock                                                    84                    84
       Additional capital                                           8,502                 7,889
       Accumulated deficit                                        (13,420)              (12,294)
                                                                ---------              --------
                  Total capital deficiency                         (4,384)               (4,321)
                                                                ---------              --------

Total liabilities and equity (deficit)                          $     201              $  2,056
                                                                =========              ========

The accompanying notes are an integral part of these statements.

                                  GEN/Rx, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except per Share Amounts)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           1996                     1995
                                                                        --------                 --------
Loss from discontinued operations until suspension of
operating activities                                                    $   (976)                $   (111)

Estimated loss on disposition                                               (150)
                                                                        --------                 --------

Net (loss)                                                              $ (1,126)                $   (111)
                                                                        ========                 ========

Net (loss) per share of Common Stock from
         discontinued operations                                        $   (.05)                $   (.01)

Net (loss) per share of Common Stock                                    $   (.05)                $   (.01)

Weighted average number of
         common shares outstanding                                        20,879                   18,814

The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      1996             1995
                                                                    -------           -----
Cash flows from operating activities:
     Net (loss)                                                     $(1,126)          $(111)
     Adjustments to reconcile net loss to net cash
         used in discontinued operations:
         Estimated loss on disposition                                  150             111
         Changes in assets and estimated liabilities of
         discontinued operations                                     (1,670)
                                                                    -------           -----
Net cash provided (used) by operating activities                     (2,646)              0
                                                                    -------           -----

Cash flows from financing activities:
         Proceeds from advances - Apotex, USA                       $ 2,631               0
                                                                    -------

         Net cash provided (used) by financing activities             2,631               0
                                                                    -------

Net (decrease) in cash                                                  (15)              0
                                                                    -------

Cash at beginning of period                                              15              -0-
                                                                    -------

Cash at end of period                                               $     0              -0-
                                                                    =======           =====

The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

THE COMPANY:

GEN/Rx, Inc. ("GEN/Rx" or the "Company"), was a holding company; the Company has had three subsidiaries: AUSA, Inc., a Delaware corporation ("AUSA"), American Veterinary Products, Inc., a Colorado corporation ("AVP"), and Collins Laboratories, Inc., a Colorado corporation ("Collins").

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

AUSA was a development-stage, generic pharmaceutical company.

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

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, approximately $4,000,000 of indebtedness remained outstanding after the sale of AUSA to Apotex USA.

Management discontinued the operations of AVP and laid-off substantially all of its personnel at its factory located at 1413 Duff Drive, Fort Collins, Colorado 80524 (the "Ft. Collins Property"). AVP's inventory of veterinary products is negligible.

The Larimer County (Colorado) District Court appointed a receiver for AVP, including the Ft. Collins Property; Jack Roberts acted as receiver. AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member. All of the operations of AVP and AUSA are treated as discontinued operations.

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

NOTES PAYABLE - APOTEX USA, INC.:

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

The receiver has liquidated approximately $200,000 of AVP's assets and is continuing to liquidate the Company's assets located at three locations in or near Ft. Collins, Colorado. None of the proceeds was paid to Apotex USA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

In June 1995, the Company made a determination to suspend the operations of American Veterinary Products, Inc. indefinitely after concluding that the time, cost and other resources required to address certain regulatory problems set forth in a warning letter issued by the US Food, Drug and Cosmetic Act ("FDA"), continue production activities and prepare for a possible upgrade to the facility and equipment would be too great for it to pursue. In December 1995, management decided to discontinue the operations of AVP. In connection with the decision during the fourth quarter to dispose of AVP, the Company laid-off substantially all of its personnel at this facility.

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

AUSA's products have been the source of almost all the revenue the consolidated group of which the Company is a member. All of the operations of AVP and AUSA are treated as discontinued operations.

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

FINANCING

The Company's current level of liquidity and capital resources is not sufficient to fund operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS:

See "Legal Proceedings" above.

The receiver caused AVP to commence an action against John DeTemple, former president and director of the Company and AVP, in the U.S. District Court for the Eastern District of New York. The suit sought payment of invoices in an aggregate amount of approximately $105,000 for orders placed with AVP by J.D.T., Inc. d/b/a American Veterinary Pharmaceuticals, an entity which management believes to be owned by Mr. DeTemple.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

NOTES PAYABLE - APOTEX USA:

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

                                               GEN/RX, INC.
                                               (Registrant)


                                               /S/ JACK MARGARETEN
                                               --------------------------------
May 22, 2003                                   JACK MARGARETEN, CHIEF FINANCIAL
                                               OFFICER

                                 CERTIFICATIONS

      I, Jack Margareten, certify that:

      1. I have review this quarterly report on Form 10-Q of GEN/Rx, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated: May 22, 2003                          /s/Jack Margareten
                                             -----------------------------------
                                             Jack Margareten
                                             Acting President, Chief Executive
                                             Officer and Chief Financial Officer