Form 10-Q/A
period 1996-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-24496

                                  GEN/RX, INC.
             (Exact name of Registrant as specified in its charter)

         New York                                             11-2728666
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

600 Woodmere Boulevard, Woodmere, New York                      11598
(Address of principal executive offices)                      (Zip Code)

                                 (516) 569-3800
                         (Registrant's telephone number)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                     Outstanding at May 22, 2003
           -----                                     ---------------------------
Common Stock, par value $0.004                             20,878,711 shares

                                   GEN/RX, INC.
                                    FORM 10-Q
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                               Page
                                                                                              ----
           Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheets                                                  1

                    Consolidated Statement of Operations                                         2

                    Consolidated Statement of Cash Flows                                         3

                    Consolidated Statement of Net Assets (liquidation basis)                     4

                    Consolidated Statement of Changes in Net Assets (liquidation basis)          5

                    Notes to Consolidated Financial Statements                                   6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          9

PART II -- OTHER INFORMATION

           Item 1.  Legal Proceedings                                                           11

           Item 3.  Defaults Upon Senior Securities                                             11

           Item 6.  Exhibits and Reports on Form 8-K                                            12

           Signatures                                                                           13

                                  GEN/RX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

ASSETS                                                         December 31, 1995
                                                               -----------------
Current assets:
         Cash                                                           15
         Accounts receivable, net of allowances                        539
Inventories                                                             24
         Prepaid expenses and other current assets                       4
         Assets of discontinued operations AVP                       1,059
                                                                  --------

              Total current assets                                   1,641

Property, plant and equipment                                          352
Deposits and other assets                                               63

                                                                  $  2,056
                                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Notes payable -- Apotex                                  $  3,563
         Accounts payable and accrued expenses                       1,327
         Estimated liabilities of discontinued operations AVP     $  1,447

                  Total current liabilities                          6,337

Shareholders' equity:
         Common Stock                                                   84
         Additional capital                                          7,889
         Accumulated deficit                                       (12,294)

                  Total shareholders' equity                         4,321

Total liabilities and equity (deficit)                            $  2,056

The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per share Amounts)
                                   (Unaudited)

                                                           Nine Months ended
Net Sales                                                 September 30, 1995
                                                          ------------------
Cost of sales

     Gross profit

Operating expenses:

         Amortization of intangible assets                       153

                                                                 153

Operating income (loss)                                         (153)

Interest expense                                                  92

Net income (loss) on continuing operations                   $  (245)

Net income (loss)                                               (245)

(Loss) per share of Common Stock:
         Continuing Operations                               $  (.01)

Net (Loss)                                                      (.01)

Weighted average number of
common shares outstanding                                     18,814

The accompanying notes are an integral part of these statements.

                                  GEN/RX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                               September 30, 1995
                                                                               ------------------
Cash flows from operating activities:
     Net gain (loss)                                                                 $(245)
     Adjustments to reconcile net loss
         to net cash (used) by operating
         activities:
         Depreciation and amortization 153 Other changes in assets and liabilities:
                 (Increase) Decrease in accounts receivable                             92

Net cash provided (used) by operating activities                                         0

Net increase (decrease) in cash                                                          0

Cash at beginning of period                                                             -0-

Cash at end of period                                                                   -0-

The accompanying notes are an integral part of these statements.

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
September 30, 1996
(in thousands, except shares and per share amounts)

ASSETS
Cash                                                                        $106
Accounts receivable                                                           41
Fixed assets held for sale at net realizable value                            51
                                                                            ----
                                                                             198

LIABILITIES
Accrued expenses and taxes                                                   198
                                                                            ----

Commitments and contingencies

Net assets in liquidation                                                   $  0
                                                                            ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                             $  0
                                                                            ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
For the Period from July 1, 1996 Through September 30, 1996
(in thousands, except shares and per share amounts)

Net assets - beginning of period                             $0
                                                         ------

Net assets in liquidation - end of period                    $0
                                                         ======

See Notes to Financial Statements

                                  GEN/Rx, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

The Company:

GEN/Rx, Inc. ("GEN/Rx" or the "Company"), was a holding company; the Company had three subsidiaries: AUSA, Inc., a Delaware corporation ("AUSA"), American Veterinary Products, Inc., a Colorado corporation ("AVP"), and Collins Laboratories, Inc., a Colorado corporation ("Collins").

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

The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding; all of such shares were subject to a perfected security interest in favor of Apotex USA, Inc. ("APOTEX USA"). The auction was held at Hill Thompson's office at 437 Madison Avenue, New York, NY 10022; the minimum price was $1,000,000 for the AUSA shares.

At the auction Apotex USA bid $1,000,000 for the shares of AUSA. The Company and Apotex USA consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex USA was the only bidder at the auction. Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex's USA, approximately $4 million of indebtedness remained outstanding after the sale of AUSA to Apotex USA.

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

The Company's financial information for December 31, 1995 and for the nine month period ended September 30, 1995 has been restated to reflect the sale of AUSA.

FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's annual report filed on Form 10-K.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

BASIS OF PRESENTATION:

On July 1, 1996, the Company adopted the liquidation basis of accounting. Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

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

At December 31, 1995, the Company was indebted to Apotex USA for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. The Company continued to receive additional advances from Apotex USA. The Company's defaults constituted Events of Default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex USA all of the collateral on January 5, 1996. September 30, 1996 the Company was indebted to Apotex USA for an aggregate of $ 4,401,659 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $ 747,423.

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

Legal Proceedings:

On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Notes Payable-Apotex USA" above), a receiver was appointed by the District Court of Larimer County, Colorado. The Court's order permits the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The cash proceeds from the sale of goods were held in trust by the receiver on behalf of Apotex USA pursuant to the terms of the Loan Agreement, as amended. In addition, the Company was a defendant in certain actions arising in the normal course of business.

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

ITEM 3. Default Upon Senior Securities

Notes Payable-Apotex USA:

The Company has been in default on it's indebtedness in favor of Apotex USA since at least January 2, 1996. The entire amount of indebtedness is due and payable. At September 30, 1996 the Company was indebted to Apotex USA for an aggregate of $4,401,659 including accounts payable converted to notes pursuant to the amendment of the loan agreement. The company is jointly and severally liable for the entire amount, with AUSA and AVP.

ITEM 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits: None

            (b)   Reports on Form 8-K:

                  The Company filed a current report on Form 8-K dated July 10, 1996 reporting under Item 2, "Acquisition or Disposition of Assets".

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GEN/RX, INC.
                                                ------------
                                                (Registrant)


Date: May 22, 2003                         By:  /s/ Jack Margareten
                                                --------------------
                                                Jack Margareten
                                                Chief Financial Officer

                                 CERTIFICATIONS

      I, Jack Margareten, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of GEN/Rx, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated: May 22, 2003                            /s/ Jack Margareten
                                               ---------------------------------
                                               Jack Margareten
                                               Acting President, Chief Executive
                                               and Chief Financial Officer