Form 10-K
period 1996-12-31
GEN RX INC
filed 2003-05-23
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1996
                         Commission File Number 0-24496

                                  GEN/Rx, Inc.
                               (Name of Business)

NEW YORK                                                   11-2728666
(State Or Other Jurisdiction Of                            (I.R.S. Employer
Incorporation Or Organization)                             Identification No.)

                600 Woodmere Boulevard, Woodmere, New York   11598
               (Address Of Principal Executive Office)    (Zip Code)

       Registrant's telephone number, including area code: (516) 569-3800

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

Title of class                         Name of each exchange on which registered

None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.004 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     $5,525

    Aggregate Market Value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 22, 2003. The last date on which a sale of common stock was reported in the over-the-counter market was
                               November 15, 2001

                                   20,878,711

         Number of shares of common stock outstanding as of May 22, 2003

          PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY
                REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-K:

IDENTITY OF DOCUMENTS                                 PARTS OF FORM 10-K INTO
                                                      WHICH DOCUMENT IS
                                                      INCORPORATED

None

                                      10-K
                                     PART I

ITEM 1. BUSINESS

General

      GEN/Rx, Inc. ("GEN/Rx" or the "Company") effectively ceased operations June 30, 1996. Prior to June 30, 1996, GEN/Rx was a holding company which, through its subsidiaries, was in the business of developing, manufacturing and distributing generic injectable drugs. GEN/Rx had three wholly-owned subsidiaries: AUSA, Inc. ("AUSA"), which was sold to the Company's major shareholder, Apotex Corp. (formerly known as Apotex USA, Inc.) ("Apotex"), in June 1996; American Veterinary Products, Inc. ("AVP"), which discontinued operations in December 1995; and Collins Laboratories, Inc. ("Collins"), which has been inactive since its inception. The Company experienced significant operating losses from its inception in July 1994, resulting in a deficit equity position.

      On June 27, 2002, the Company was dissolved by proclamation of the secretary of state of the state of New York for failure to file franchise tax reports or pay franchise taxes. The Company is currently seeking reinstatement. See "Legal Proceedings."

      Unless the context requires otherwise, references in this Annual Report to the "Company" shall be deemed to include, collectively, GEN/Rx and all of its subsidiaries.

History

Business Combination

      On April 13, 1995, the Company's newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., merged with and into AUSA (the "Merger"). Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs.

      Prior to the Merger, AUSA was a subsidiary of Apotex. As part of the Merger transaction, the Company issued to Apotex 15,353,840 shares of its Common Stock, as a result of which Apotex became the owner of approximately 74% of the outstanding Common Stock of the Company. In addition, the Company issued warrants to various individuals to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share. See "Notes to Financial Statements--Note C. Business Combination."

Loan Agreement

      In connection with the Merger, pursuant to a loan agreement dated April 13, 1995, between the Company and Apotex (the "Loan Agreement"), Apotex lent the Company $500,000 represented by a Term Note dated April 13, 1995, and $2,000,000 represented by a revolving line of credit note dated April 13, 1995. See "Default of Loan Covenants" below. The notes bore interest at 1% over prime and had a maturity date of April 13, 1998. These notes were secured by all of the assets of the Company. As additional consideration for the loans, Apotex received warrants exercisable at $1.00 per share to purchase shares of the Company's common stock in an amount equal to one share for each dollar advanced pursuant to the Loan Agreement. The warrants had a term of three years. At December 31, 1995, the Company had borrowed the full $2,500,000 pursuant to this Loan Agreement.

Default of Loan Covenants

      On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock at an exercise price of $.75 per share in connection with the amendment. The warrants had a term of three years.

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement, as amended, and Apotex by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the amended Loan Agreement, including AVP's Ft. Collins plant. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended.

      On January 4, 1996, Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado. See "Discontinued Operations of AVP" below. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations. See "Discontinued Operations of AVP" below. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996. See "Sale of AUSA" below.

Sale of AUSA

      In February 1996, in light of the Company's losses, the Company retained the services of the investment banking firm Hill Thompson Capital Markets, Inc., to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company's assets and maximize shareholder values. Hill Thompson recommended the sale of AUSA, identified potential purchasers for AUSA, prepared a confidential descriptive memorandum and sought to solicit interest in AUSA on behalf of the Company. Hill Thompson was not successful in soliciting any interested parties.

      The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding. All of such shares were subject to a perfected security interest in favor of Apotex. The auction was held at Hill Thompson's office at 437 Madison Avenue in New York City and the minimum price for the AUSA shares was $1,000,000. At the auction, Apotex bid $1,000,000 for the shares of AUSA. Apotex was the only bidder at the auction. The Company and Apotex consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex by $1 million. At September 30, 1996, after the sale of AUSA to Apotex, the Company indebtedness to Apotex equaled approximately $4,400,000, all of which was due and payable.

Discontinued Operations of AVP

      In connection with an inspection by the U.S. Food and Drug Administration ("FDA") of AVP's manufacturing facility from October 1994 through May 1995, AVP received a "warning letter" from the Denver District Office of the FDA setting forth certain alleged deviations from current good manufacturing practice regulations ("GMP"s) and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

      In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended indefinitely the manufacture of products. In December 1995, management decided to discontinue the operations of AVP, because it determined that the time and financial commitment required to rehabilitate AVP's operations would be too great for the Company to pursue. In connection with management's decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements. Results of operations of AVP and AUSA are shown separately as discontinued operations on the consolidated statement of operations. See "Notes to Financial Statements - Note B. Discontinued Operations."

      In January 1996, the Larimer County (Colorado) District Court appointed a receiver for AVP, including the Ft. Collins plant. The receiver liquidated approximately all of AVP's assets at its three locations in or near Ft. Collins, Colorado, for proceeds aggregating approximately $670,000. The receiver used the proceeds for disposal of hazardous and other wastes at the Ft. Collins plant and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon final order of the court dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000, was paid to Apotex. In addition, on January 13, 1997, the Ft. Collins plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the Ft. Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale. Nonetheless, even after Apotex's receipt of such proceeds from the liquidation of the Company's assets and sale of the Ft. Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997.

Financial Statements Presentation

      With respect to the Company's financial information set forth in this Annual Report relating to the year ended December 31, 1996, the financial statements are presented on a going concern basis for all periods through June 30, 1996, and on a liquidation basis subsequent to June 30, 1996. All of the operations of AVP and AUSA are treated as discontinued operations. Substantially all of the Company's revenue for the period ended June 30, 1996 were derived from sales of AUSA products.

Present Lack of Operations

      The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant.

      The Company does not have any employees or executive officers, other than Jack Margareten, who serves as part-time Acting President and Chief Financial Officer. The Company's Board of Directors has four seats, three of which are vacant. Jack Margareten is the sole director of the Company. Mr. Margareten was appointed sole director and elected as Acting President of the Company and its subsidiaries in May 1997 after then-President, Chief Executive Officer and sole director Jack M. Schramm resigned from such positions. Mr. Schramm also served as President of both Apotex, which owns approximately 74% of the Company, and AUSA, a former subsidiary of the Company acquired by Apotex June 30, 1996. Mr. Margareten, who prior to May 1997 served as Chief Financial Officer of the Company and Apotex, also replaced Mr. Schramm as Acting President of Apotex in May 1997. As of June 30, 1996, AUSA had 16 full-time employees, of which seven were engaged in product development, five were involved with sales and marketing and four were devoted to finance and administration. On June 30, 1996, the Company sold its interest in AUSA to Apotex. AVP did not conduct operations or have any employees in 1996.

      Prior to July 1, 1996, the Company's executive offices were located at 1776 Broadway Suite 1900, New York, New York 10019. All business operations have ceased and the Company does not lease or own any real property. For purposes of this Annual Report, the Company's office is c/o Jack Margareten, 600 Woodmere Boulevard, Woodmere, New York 11598.

      After the Company was placed in receivership and AUSA was sold to Apotex, Exchange Act reports relating to the Company were no longer filed with the Securities and Exchange Commission. Apotex, the Company's principal shareholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 1996, and subsequent Exchange Act reports in order to bring the Company's reporting up to date. There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company, or, if it does, that any of such pursuits will be successful. See "Legal Proceedings."

ITEM 2. PROPERTIES

      The Company does not own or lease any real property.

      Prior to June 30, 1996, the Company had executive offices occupying a 3,000 square foot office in New York City. The Company had an informal agreement with Apotex as sublessor of such space.

      Prior to December 1995, AVP's manufacturing facility occupied an 11,000 square foot facility on approximately 3 acres of land in Ft. Collins Colorado. See "Business - Discontinued Operations of AVP."

      Prior to the June 30, 1996 sale of AUSA to Apotex, the Company leased a 7,000 square foot facility in Lake Forest, Illinois for AUSA's human injectable product development operations.

ITEM 3. LEGAL PROCEEDINGS

      On January 4, 1996, in connection with the default by the Company on the Loan Agreement, as amended (See "Business-Default of Loan Covenants"), Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado. The Court's order permitted the receiver to exercise control over the bank accounts, accounts receivable and inventory of AVP. The receiver liquidated all of AVP's assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP's property and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon court order dated September 22, 1998, disbursing to various third parties the final amounts from the court supervised account and closing such account, all remaining cash in the account, amounting to approximately $40,000, was paid to Apotex.

      On January 13, 1997, the Ft. Collins plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the property to an unrelated third party for $475,000, consisting of $365,000 in cash and a one-year, interest-bearing note in the principal amount of $100,000. Even after Apotex's receipt of proceeds from the receivership's liquidation of the assets and Apotex's sale of the real property, the Company remained indebted to Apotex in the amount of approximately $4,401,659 at June 30, 1997.

      In addition, in 1996, the receiver caused AVP to commence an action against John DeTemple, president and director of the Company and AVP, in the U.S. District Court for the Eastern District of New York. The suit sought payment of invoices in the aggregate amount of approximately $105,000 for orders placed with AVP by J.D.T., Inc. d/b/ in American Veterinary Pharmaceuticals, an entity which management believes to be owned by Mr. DeTemple. The

Company has included $25,000 in its accounts receivable in connection with this action, which was settled in 2000 for such amount.

      As a result of the failure to timely file reports under the Exchange Act relating to the Company, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act. Any such penalties could materially adversely affect the Company.

      The Company has not filed all required tax returns or paid all taxes due since 1995. As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the secretary of state of the state of New York on June 27, 2002. Under New York's Tax Law, a company dissolved by proclamation may file in the department of state a certificate of consent of the commissioner of taxation and finance and, if the commissioner finds that all fees, taxes, penalties and interest charges have been paid, the commissioner may grant such consent and the dissolution is thereby effectively annulled. The Company is in the process of making all required filings and paying all fees, taxes, penalties and interest charges due to the state of New York in order to reinstate the Company. Until such reinstatement, the Company is prohibited from conducting any business. In addition, while the Company does not believe that any federal income taxes were due for the years 1996 to 2001, the Company intends to file the required federal income tax returns for such years and pay any amounts that may be found to be owing for such periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the year to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the "Pink Sheets" under the ticker symbol "GNRX." The following table sets forth the range for high and low closing bid quotations for the Company's Common Stock as reported by the National Association of Securities Dealers or other qualified interdealer quotation system. for 1996 and 1995, the years for which financial information is provided in this Annual Report. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

      There is no established public trading market for the Common Stock. As of the date of this report, the most recent trade date for the Common Stock was November 15, 2001, on which date 1,100 shares were sold for $0.001 per share. In 2001, an aggregate of 408,100 shares traded on an aggregate of three trading days at a sale price of $0.001. In 2000, an aggregate of 84,700 shares traded on an aggregate of 10 trading days at sale prices ranging from $0.001 to $0.050. In 1999, an aggregate of 383,200 shares traded on an aggregate of 11 trading days at sale prices ranging from $0.002 to $0.050. In 1998, an aggregate of 433,400 shares traded on an aggregate of five trading days at sale prices ranging from $0.002 to $0.010. In 1997, an aggregate of 480,900 shares traded on an aggregate of 12 trading days at sale prices ranging from $0.001 to $0.020.

                                                    Bid

Quarter Ended                       High                                 Low

December 31, 1996                  $.125                               $.002
September 30, 1996                 $ .25                               $.125
June 30, 1996*                     $ .25                               $ .25
March 31, 1996                     $ .59                               $ .25

December 31, 1995                  $1.25                               $ .25
September 30, 1995                 $1.25                               $ .25
June 30, 1995                      $2.25                               $ .75
March 31, 1995                     $2.50                               $ .50

----------

*     Cessation of Company operations.

(b) Holders: As of December 31, 1996, there were approximately 228 holders of record of the Company's Common Stock. As of the date of this report, there were approximately 224 holders of record of the Company's Common Stock The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in "street name."

(c) Dividends: The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts):

      The Selected Financial Data presented below is for the periods from inception of the Company through June 30, 1996, after which the then remaining assets of the Company were sold and the Company adopted the liquidation basis of accounting. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report and in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995. The selected financial data as at and for the periods ended December 31, 1995, June 30, 1996 and December 31, 1996 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report. The selected financial data as at and for the period ended December 31, 1994 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included and in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.

                                                Period From                                          July 1, 1994
                                              January 1, 1996                                     (Date of Inception)
                                                  Through                  Year Ended                     to
                                               June 30, 1996            December 31, 1995          December 31, 1994
                                               -------------            -----------------          -----------------
Net Sales                                                                    $4,976
Cost of Sales                                                                 3,274
                                                                             ------
Gross Profit                                                                  1,702
Operating expenses:
Product development                                                           1,093
Selling and distribution                                                      2,149                     $ 347
General and administrative                                                      843                       116
                                                                             ------
                                                                              4,085                       463
Operating loss from continuing
operations                                                                   (2,383)                     (463)
Interest expense                                    --                        1,069                     -----
                                                                             ------
Loss from continuing operations                     --                       (3,452)                     (463)

                                             Period From                                   July 1, 1994
                                           January 1, 1996                              (Date of Inception)
                                               Through                Year Ended                to
                                            June 30, 1996          December 31, 1995     December 31, 1994
                                            -------------          -----------------     -----------------
Discontinued Operations:
Loss from discontinued
operations until suspension of
operating activities                               (976)                 (4,461)                (463)
Loss from discontinued
operations after suspension of
operating activities                                                     (1,897)
Estimated loss on disposition                      (150)                 (5,646)
                                               --------
Loss from discontinued operations                                        (8,552)
                                               --------                --------               ------
Net Loss                                       $ (1,126)               $(12,004)              $ (463)
                                               ========                ========               ======

Basic and Diluted (Loss) per share of
Common Stock:
Discontinued operations                        $   (.05)                   (.62)
                                               --------                --------
Net Loss                                       $   (.05)                   (.62)

Weighted average number of common
shares outstanding                               20,879                  19,313
                                               ========                ========


BALANCE SHEET DATA

                                            June 30, 1996          December 31, 1995     December 31, 1994
                                            -------------          -----------------     -----------------
Working capital (deficit)                      (4,834)                 $(6,362)                $ (487)
Property and equipment, net                        --                      352                     23
Total assets                                      201                    2,056                    812
Capital deficit                                (4,834)                  (4,321)
Divisional deficit                                                                               (463)

                                          December 31, 1996
                                          -----------------
Net Assets (liquidation basis)

Total assets                                     $128
Net assets in liquidation                           0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With respect to the Company's financial information set forth in this Annual Report relating to December 31, 1996, the financial statements are presented on a going concern basis for all periods through June 30, 1996, and on a liquidation basis subsequent to June 30, 1996. The Company has not conducted any business operations since the sale of AUSA on June 30,

1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant. All of the operations of AVP and AUSA are treated as discontinued operations.

      In connection with an inspection of its manufacturing facility from October 1994 through May 1995 by the FDA, AVP received a "warning letter" from the Denver District Office of the FDA setting forth certain deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

      In June 1995, following new management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. As a consequence of management's subsequent determination that the time and financial commitment required to rehabilitate AVP's operations would be too great for it to pursue, management decided to discontinue the operations of AVP. In connection with management's decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $848,000 in its 1995 financial statements. See "Notes to Financial Statements - Note B. Discontinued Operations."

      In addition, management assessed the value of goodwill acquired in connection with the business combination compared to its carrying value. As a result of management's determination that a significant and permanent impairment of the goodwill associated with AVP's veterinary business occurred, the company took a charge of $4,799,000 for the write-down of goodwill that arose in connection with the Merger. See "Notes to Financial Statements - Note B. Discontinued Operations."

      In January 1996, the Larimer County (Colorado) District Court appointed a receiver for AVP, including the Ft. Collins plant. The receiver liquidated approximately all of AVP's assets at its three locations in or near Ft. Collins, Colorado, for proceeds of approximately $670,000. The receiver used the proceeds for disposal of hazardous and other wastes at the Ft. Collins plant and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon final court order dated September 22, 1998, disbursing the final amounts from (and then closing) the court-supervised account, all remaining cash, amounting to approximately $40,000, was paid to Apotex. In addition, Apotex received $475,000 from the sale of the Ft. Collins plant to an unrelated third party in May 1997.

      The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding. All of such shares were subject to a perfected security interest in favor of Apotex. The auction was held at Hill Thompson's office at 437 Madison Avenue in New York City and the minimum price for the AUSA shares was $1,000,000. At the auction, Apotex bid $1,000,000 for the shares of AUSA. Apotex was the only bidder at the auction. The Company and Apotex consummated the purchase with an effective date of July 1, 1996, promptly after the auction.

      Results of operations of AVP and AUSA are shown as "discontinued operations" on the consolidated statement of operations. The results of operations discussed below are those of AUSA, a former subsidiary engaged in the distribution of injectable generic drugs primarily to hospitals, prior to June 30, 1996. Results of operations of AUSA prior to January 1, 1995 were insignificant and, accordingly, no comparison between the fiscal years ended December 31, 1995 and December 31, 1994 has been made. The Company sold AUSA to Apotex on June 30, 1996 and therefore comparison between 1995 and 1996 relate to the fiscal years ended December 31, 1995 and June 30, 1996, respectively.

      The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

RESULTS OF OPERATIONS:

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended December 31, 1995.

Net Sales:

      Net sales for the year ended June 30, 1996, were $556,000, compared to $4,976,000 for the year ended December 31, 1995. Prior to the sale of AUSA to Apotex on July 1, 1996, the activities relating to AUSA during the first six months of 1996 consisted primarily of retaining the financial services of Hill Thompson and seeking to sell AUSA.

Operating Expenses:

Selling and Distribution:

      As a result of the Company's financial difficulties, in January 1996, the Company laid-off a substantial number of its employees in the sales department. As a result, selling and distribution costs decreased from prior historic levels.

General and Administrative:

      General and Administrative costs decreased from prior historic levels as a result of decreases in personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, the Company had cash and a capital deficiency of $15,000 and $4,321,000, respectively. At June 30, 1996, the Company had cash and a capital deficiency of $0 and $4,834,000, respectively.

      At December 31, 1996 and at present, the Company lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations with the sale of AUSA to Apotex. All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of the Ft. Collins plant. Apotex, the Company's principal stockholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

      Historically, while the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4,400,000. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funds to the Company and the Company presently has no available financing alternatives. Notwithstanding the previous sentence, the costs and expenses related to the preparation and filing of this Annual Report (including, but not limited to, legal and accounting fees) and the other Exchange Act reports being filed by the Company in an effort to comply with the Exchange Act, will be paid by Apotex. It is not expected that Apotex will charge the Company for such expenses.

      In connection with the Merger in 1995, the Company and Apotex had entered into lending arrangements under the Loan Agreement dated April 13, 1995. Apotex lent the Company $500,000 in the form of a term loan and $2,000,000 in the form of a revolving loan. Both loans were evidenced by promissory notes and would have matured April 13, 1998. The Company borrowed the entire $2,500,000. These loans bore interest at the rate of 1% over prime. Interest was payable on the first business day of each March, June, September and December, and the Company failed to pay certain accrued and unpaid interest when due. The Company secured repayment of these amounts by all of the assets of the Company and its subsidiaries, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants had a term of three years.

      On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock at an exercise price of $.75 per share in connection with the amendment. The warrants had a term of three years.

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex, by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including

$747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended. The sale of AUSA reduced the Company's indebtedness to Apotex by $1,000,000.

      On January 4, 1996, Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations. See "Business - Discontinued Operations of AVP" above. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996. See "Business - Sale of AUSA" above. Although Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex, approximately $4,400,000 of indebtedness remained outstanding after the sale of AUSA to Apotex.

      The receiver liquidated all of AVP's assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP's property and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon final court order in September 1998, all cash remaining in the court supervised account from the liquidation of the assets and other property and/or settlement of liabilities, amounting to approximately $40,000, was paid to Apotex. In addition, Apotex received $475,000 as a result of the sale of the Ft. Collins plant to a third party in May 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements after signature page.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Prior to May 1997, Jack H. Schramm, then 48, was sole Director of the Company and Acting President and Chief Executive Officer of the Company. Mr. Schramm had served as a Director of the Company since April 13, 1995 and as Acting President and Chief Executive Officer of the Company since January 1996. Mr. Schramm was a Director of Apotex, the Company's majority shareholder and primary creditor, from 1993 to May 1997. From 1993 through January 1996, Mr. Schramm was Executive Vice President of Apotex and from January 1996 to May 1997, President of Apotex. From 1991 to 1993, Mr. Schramm was a financial and international marketing consultant to Genpharm, a Canadian pharmaceutical company. From

1982 to 1990, Mr. Schramm was Senior Vice President of Joffee Lasalle Company, a Manhattan commercial real estate firm.

      On May 1, 1997, Jack Margareten, then Chief Financial Officer of the Company and Apotex, replaced Mr. Schramm as sole Director and Acting President of the Company and Apotex. Mr. Margareten has been Chief Financial Officer of the Company and Apotex since April 1996. Mr. Margareten's services for the Company have been performed on a part-time, as needed basis since the Company's cessation of operations in June 1996. Since December 26, 1999, Mr. Margareten has served in a full-time capacity as Chief Operating Officer of Fashion Accessory Bazaar, LLC, a privately held company. Prior to such date, Mr. Margareten was self-employed in personal investments.

ITEM 11. EXECUTIVE COMPENSATION

      In December 1995, the Company discontinued the operations of AVP and laid off its AVP employees. In June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company's cessation of operations, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal.

      The following table sets forth a summary for the years ended June 30, 1996 and December 31, 1995 and 1994, of the cash compensation paid by the Company, as well as certain other compensation paid or accrued during such years, to the Company's executive officers.

                                                                                         Long Term
                                                  Annual Compensation                    Compensation
                                    ------------------------------------------------     ------------
Name and                                                                Other            Options
Principal                                                               Annual           (# of
Position                    Year        Salary         Bonus            Compensation     Shares)
--------                    ----        ------         -----            ------------     -------
Jack H.  Schramm            1996        50,000          None            None             None
Acting President(1)         1995        None            None            None             None
                            1994        None            None            None             None
Richard J. Strobel          1996        None            None            None             None
Vice President              1995        $68,855         None            None             30,000
Finance & Admin. and        1994        None            None            None             None
Assistant Secretary(2)

John R. Toedtman            1996        None            None            None             None
Chief Executive             1995        $119,000        None            None             None
Officer(3)                  1994        $88,000         None            None             None

John J. DeTemple            1996        None            None            None             None
President(4)                1995        $28,000         None            None             None

                                                                                         Long Term
                                                  Annual Compensation                    Compensation
                                    ------------------------------------------------     ------------
Name and                                                                Other            Options
Principal                                                               Annual           (# of
Position                    Year        Salary         Bonus            Compensation     Shares)
--------                    ----        ------         -----            ------------     -------
                            1994        $125,000        None            None             None
                            1993        $ 90,000        None            None             $150,000
Jack Margareten
Chief Financial
Officer(5)                  1996        $ 80,000(5)     None            None             None

(1) Jack H. Schramm served as Acting President and Chief Executive Officer from January 1996 to May 1997. Mr. Schramm's salary, as well as any business expenses incurred by Mr. Schramm, were considered expenses of Apotex. Does not include warrants to purchase 50,000 shares of common stock of the Company at $1.50 per share that Mr. Schramm received in connection with the Merger. These warrants have expired.

(2) Richard J. Strobel served as Vice President, Finance and Administration from April 13, 1995 until 1996. For his service in this capacity, Mr. Strobel received an annual salary of $100,000.

(3) John Toedtman served as President of the Company and each of its subsidiaries from April 13, 1995 through January 8, 1996, at an annual salary of $150,000 and as director of GEN/Rx, AVP and Collins for each of 1996, 1995 and 1994. Effective January 8, 1996, Mr. Toedtman resigned from all of his capacities served with the Company. Prior to April 13, 1995, Mr. Toedtman served as Chief Executive Officer.

(4) John DeTemple served as President of the Company and each of its subsidiaries until April 12, 1995 and as director of GEN/Rx, AVP and Collins until December 31, 1995. Effective December 31, 1995, Mr. DeTemple resigned as director of the Company.

(5) In April 1996, Jack Margareten replaced Richard J. Strobel as Chief Financial Officer. Mr. Margareten's salary, as well as any business expenses incurred by Mr. Margareten, were considered expenses of Apotex.

      Steven E. Novick served as Director of the Company and each of its subsidiaries from April 13, 1995 through January 10, 1996. Since 1993, Mr. Novick was President and Chief Executive Officer of Apotex. On January 10, 1996, Mr. Novick resigned from all capacities served with the Company and Apotex. Mr. Novick received no remuneration for his capacities served with the Company.

Employment Agreements:

The Company does not have any employment agreements.

Stock Option Grants in 1996:

None

Directors Compensation

      Directors who are officers or employees of the Company are not compensated and do not receive expense reimbursement for their service as a director. John DeTemple received an aggregate of $45,000 for services as a director for the year ended December 31, 1995.

Compensation Committee Interlocks and Insiders Participation

      None of the Company's executive officers has served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served on the Board of Directors of the Company.

      From April 13, 1995 to May 1997, Mr. Schramm was a director of the Company and Apotex. Mr. Novick was a director of the Company and Apotex from April 13, 1995 until his resignation on January 10, 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, copies of which are required by regulation to be furnished to the Company.

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1996 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

PERFORMANCE GRAPH

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the five fiscal years ending with the fiscal year ended December 31, 1996 in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the Dow Jones Equity Market Index and
(c) the total return of the Dow Jones Pharmaceutical Index. Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The comparisons are based on historical data and are not intended to forecast the future performance of the Company's Common Stock.

                    ASSUMES $100 INVESTED ON JANUARY 1, 1991
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING December 31, 1996

Index Description       1991        1992     1993       1994      1995     1996
-----------------       ----        ----     ----       ----      ----     ----

GEN/Rx, Inc.            100         78.34    100.48     76.64     17.11    0.14

Dow Jones Equity
Market Index            100         109      119        120       166      206

Dow Jones
Pharmaceutical Index    100         82       76         87        143      179

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding beneficial ownership of the Company's Common Stock as of May 22, 2003: (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company's outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

                                          Shares Owned      Percentage of
   Name and Address of                  Beneficially and    Outstanding Shares
    Beneficial Owner                      Of Record(1)      Of Common Stock
    ----------------                      ---------         ---------------

Apotex USA, Inc.                         15,353,840(2)            73.5%
1776 Broadway, Suite 1900
New York, NY 10019

John R. Toedtman(3)                       1,073,003                5.7%
11 Birch Drive
Basking Ridge, NJ 07920

Jack Margareten
600 Woodmere Boulevard
Woodmere, NY 11598                             0                    *

All Executive Officers
and Directors (1 person)                       0                    *

------------------

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

(2) Excludes: (i) 3,313,783 shares issuable upon exercise of warrants to acquire 2,500,000 shares at an exercise price of $1.00 per share and 813,783 shares at an exercise price of $.75 per share; and (ii) an aggregate of 270,000 shares subject to warrants (exercisable at $1.50 per share) granted to 12 persons who were employees of or consultants to Apotex at April 12, 1995, the date of the Merge. None of these warrants were exercised and all of these warrants were either cancelled or have expired by their terms.

(3) John Toedtman served as President of the Company and each of its subsidiaries from April 13, 1995 through January 8, 1996, and as a director of the Company, AVP and Collins for each of 1995 and 1994. Effective January 8, 1996, Mr. Toedtman resigned from all capacities served with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 13, 1995, the Merger of GEN/Rx, Inc.'s newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., with and into AUSA was consummated. Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs to the hospital market. AUSA was a subsidiary of Apotex. As part of the Merger transaction, the Company issued to Apotex 15,353,840 shares of its Common Stock. As a result, Apotex became the owner of approximately seventy four (74%) percent of the outstanding Common Stock of the Company. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

      Since the former shareholders of AUSA own 74% of GEN/Rx, Inc., the transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx.

      In connection with the Merger, pursuant to the Loan Agreement dated April 13, 1995 between the Company and Apotex, Apotex lent the Company $500,000 represented by a Term Note dated April 13, 1995 and $2,000,000 represented by a revolving line of credit note dated April 13, 1995. The notes bore interest at 1% over prime and would have matured on April 13, 1998. These notes were secured by all of the assets of the Company and its subsidiaries, including AVP's Ft. Collins plant. As additional consideration for the loans, Apotex received warrants exercisable at $1.00 per share to purchase shares of the Company's common stock in an amount equal to one share for each dollar advanced pursuant to the Loan Agreement. The warrants had a term of three years. The Company borrowed the entire $2,500,000 pursuant to the Loan Agreement.

      On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock at an exercise price of $.75 per share in connection with the amendment. The warrants had a term of three years.

      The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and by letter dated January 2, 1996, Apotex accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000.

      On January 4, 1996, Apotex sought and received the appointment of a receiver for the Ft. Collins plant in a proceeding in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. On June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million. On January 13, 1997, AVP conveyed the Ft. Collins plant to Apotex in lieu of foreclosure proceedings.

      Interest expense incurred on the Apotex loans for the year ended December 31, 1995 approximated $1,067,000, including imputed interest assigned to the value of the warrants issued to Apotex of $915,000. During 1996 and thereafter, Apotex ceased charging interest on any indebtedness of the Company in favor of Apotex.

      Prior to June 30, 1996, the Company utilized the service of certain employees of Apotex in the areas of product development, quality assurance, regulatory affairs, management information systems, purchasing and other clerical work. As compensation for these services, AUSA paid to Apotex its pro-rata portion of the salary and related benefits of these individuals. The cost incurred for these services for the year ended December 31, 1995 was $352,000. In addition, AUSA reimbursed Apotex for a portion of the occupancy costs incurred in connection with the building occupied by Apotex regulatory affairs, and personnel. The costs incurred for these services for the year ended December 31, 1995 was $65,265. During 1996 and thereafter, Apotex did not charge the Company for any of such services.

      In addition, the Company occupied office space as a subtenant of Apotex, although no formal agreement existed. The Company's monthly rent (paid directly to the landlord) was equivalent to the rent provided in the lease agreement between Apotex and the landlord.

      The Company entered into a Separation and Release Agreement dated as of November 6, 1996, by and among Jack Schramm, former President and Chief Executive Officer of the Company, Apotex., the Company and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.), as amended by Addendum No.1 thereto dated as of April 21, 1997 (collectively, the "Separation Agreement"). Under the Separation Agreement, as partial consideration for Jack Schramm's release of claims against the Company and its affiliates, Apotex agreed to pay Mr. Schramm salary and benefits, at the rate in effect on October 1, 1996, from the date of the Separation Agreement through December 31, 1997. The Separation Agreement also called for Apotex to pay Mr. Schramm $750 per day for any consulting services provided by Mr. Schramm to Apotex or Apotex USA Injectables and for Mr. Schramm to receive a certain percentage of profits generated in connection with a certain project. Under Addendum No. 1 to the Separation Agreement, the parties agreed that Mr. Schramm would be entitled to receive $13,809.50 in full satisfaction of the payment obligations relating to such certain project. In addition, under the Separation Agreement, Mr. Schramm waived any rights to purchase shares of common stock of the Company under any warrants of the Company and the Company agreed to pay Mr. Schramm, on a one-time basis, 10% of the net proceeds received from any business combination or capital transaction involving the Company effected by either Mr. Schramm or Hill Thompson Capital Markets.

      Since the Company's cessation of operations in June 1996, Jack Margareten, the Company's Chief Financial Officer and Acting President, has been compensated by Apotex for any services rendered or out of pocket expenses incurred on behalf of or for the Company. Such services and related compensation have been minimal. It is not expected that Apotex will charge the Company for such expenses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) Financial Statements.

      See Index to Financial Statements after Signature Page.

(a)(3) Exhibits.

2.5   Amended and Restated Master Agreement dated April 13, 1995. (Filed as
      Exhibit 2.5 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.7 Plan and Agreement of Merger dated April 13, 1995. (Filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.25 Verified Complaint for Appointment of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. (Filed as Exhibit 2.25 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.27 Order Appointing Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. (Filed as Exhibit 2.27 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.28 First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.29 1st Choice Bank's Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.30 Stipulation Authorizing Sales of Assets dated June 7, 1996 by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation dated June 7, 1996 in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.31 Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.32 Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.33 Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement.

10.2 Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).

10.3 Addendum No. 1 dated as of April 21, 1997 to Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).

16 Letter regarding change in accountants. (Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 1995.)

99.1  Certification

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2003                        GEN/RX, Inc.


                                           By: /s/ Jack Margareten
                                              -----------------------------
                                                   Jack Margareten
                                                   Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                          Title                         Date
       ---------                          -----                         ----


/s/ Jack Margareten         Acting President and Chief Executive    May 22, 2003
------------------------    Officer, Chief Financial Officer and
Jack Margareten             Sole Director

                                 CERTIFICATIONS

      I, Jack Margareten, certify that:

      1. I have reviewed this annual report on Form 10-K of GEN/Rx, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: May 22, 2003                       /s/ Jack Margareten
                                          -----------------------------------
                                          Jack Margareten
                                          Acting President and Chief
                                          Executive Officer and Chief
                                          Financial Officer

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              INCLUDED IN PART II:

                                                                        Page
                                                                        ----

Report of Independent Public Accountants                                F-2

Consolidated Statement of Net Assets (liquidation basis) as of          F-3
December 31, 1996

Consolidated Statement of Changes in Net Assets (liquidation basis)     F-4
for the period July 1, 1996 through December 31, 1996

Consolidated Balance Sheets at June 30, 1996 and December 31, 1995      F-5

Consolidated Statements of Operations for the period January 1, 1996    F-6
through June 30, 1996, the year ended December 31, 1995 and for the period July 1, 1994 (inception) through December 31, 1994

Consolidated Statements of Cash Flows for the period January 1, 1996    F-7
through June 30, 1996, the year ended December 31, 1995 and for the July 1, 1994 (inception) through December 31, 1994

Consolidated Statement of Changes in Capital Deficit for the period     F-8
January 1, 1996 through June 30, 1996, the year ended December 31,
1995 and for the period July 1, 1994 (inception) through December
31, 1994

Notes to Consolidated Financial Statements                              F-9
                                                                        through
                                                                        F-15

                                   ----------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Gen/Rx, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gen/Rx, Inc. and subsidiaries, as of June 30, 1996 and December 31, 1995, and the related consolidated statements of operations, cash flows and changes in capital deficit for the period from January 1, 1996 through June 30, 1996, the year ended December 31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1994. In addition, we have audited the accompanying statement of net assets (liquidation basis) as of December 31, 1996 and the related statement of changes in net assets (liquidation basis) for the period from July 1, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Gen/Rx, Inc. and subsidiaries as of June 30, 1996 and December 31, 1995, the consolidated results of their operations and their consolidated cash flows for the period from January 1, 1996 through June 30, 1996, the year ended December 31, 1995 and the period from July 1, 1994 (date of inception) to December 31, 1994 and the net assets (in liquidation) as of December 31, 1996 and changes in net assets (in liquidation) for the period from July 1, 1996 to December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

As described in Note A to the financial statements, the operations of one of the Company's subsidiaries were discontinued in December 1995 and the subsidiary was put into receivership in January 1996. In addition, the Company sold its remaining operating subsidiary in an auction and therefore, effective July 1, 1996, the Company has changed its basis of accounting for periods subsequent to June 30, 1996 from the going concern basis to a liquidation basis.


Richard A. Eisner & Company, LLP

New York, New York
October 24, 2002

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
December 31, 1996
(in thousands, except shares and per shares amounts)

ASSETS
Cash                                                                    $    61
Accounts receivable                                                          25
Fixed assets held for sale, at estimated net realizable value                42
                                                                        -------

                                                                            128

LIABILITIES
Accrued expenses and taxes                                                  128
                                                                        -------

Commitments and contingencies

Net assets in liquidation                                               $     0
                                                                        =======

Net assets in liquidation per common share (based on 20,878,711
   common shares outstanding)                                           $     0
                                                                        =======

See notes to financial statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
For the Period From July 1, 1996 Through December 31, 1996
(in thousands, except shares and per share amounts)

Net deficit - June 30, 1996                                             $(4,834)

Adjustment of liabilities for estimated amount to be paid                 4,834
                                                                        -------

Net assets in liquidation - December 31, 1996                           $     0
                                                                        =======

See notes to financial statements

GEN/RX, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Notes A and B)

                                                                     June 30,    December 31,
                                                                        1996          1995
                                                                    ----------   ------------
ASSETS
Current Assets:
   Cash                                                                           $       15
   Assets of discontinued operations (Note D)                       $      201         2,041
                                                                    ----------    ----------

                                                                    $      201    $    2,056
                                                                    ==========    ==========

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
   Notes payable - Apotex (Note H and K)                            $    4,321    $    3,563
   Estimated liabilities of discontinued operations (Note D)               714         2,814
                                                                    ----------    ----------

      Total current liabilities                                          5,035         6,377
                                                                    ----------    ----------

Commitment, contingencies and other matters (Note L)

Capital deficit:
   Common stock, par value $.004 per share, authorized
      20,000,000 shares; issued and outstanding 20,878,711 shares           84            84
   Additional paid-in capital                                            8,502         7,889
   Accumulated deficit                                                 (13,420)      (12,294)
                                                                    ----------    ----------
      Total capital deficit                                             (4,834)       (4,321)
                                                                    ----------    ----------

                                                                    $      201    $    2,056
                                                                    ==========    ==========

See notes to financial statements

GEN/RX, INC.

Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Notes A and B)

                                                                                                         Period from
                                                                                                        July 1, 1994
                                                                                                          (Date of
                                                                Period From                               Inception)
                                                               January 1, 1996       Year Ended               To
                                                                   Through           December 31,         December 31,
                                                                June 30, 1996            1995                 1994
                                                               ---------------       ------------       ---------------
Discontinued operations (Note B):
   Loss from discontinued operations until suspension of
      operating activities                                        $     (976)         $   (4,461)          $     (463)
   Loss from discontinued operations during
      suspension of operating activities                                                  (1,897)
   Estimated loss on disposition                                        (150)             (5,646)
                                                                  ----------          ----------

   Loss from discontinued operations                                  (1,126)            (12,004)                (463)
                                                                  ----------          ----------           ----------

Net  loss                                                         $   (1,126)         $  (12,004)          $     (463)
                                                                  ==========          ==========           ==========

Basic and diluted loss per share of common stock:
   Discontinued operations                                        $     (.05)         $     (.62)
                                                                  ----------          ----------

Net loss per share                                                $     (.05)         $     (.62)
                                                                  ==========          ==========

Weighted average number of common shares
   outstanding                                                        20,879              19,313
                                                                  ==========          ==========

See notes to financial statements

GEN/RX, INC.

Consolidated Statements of Cash Flows
(in thousands, except shares and per share amounts)
(Notes A and B)

                                                                                               Period from
                                                                                               July 1, 1994
                                                                                                 (Date of
                                                           Period From                          Inception)
                                                         January 1, 1996      Year Ended            To
                                                             Through         December 31,       December 31,
                                                          June 30, 1996          1995              1994
                                                          -------------      ------------      -------------
Cash flows from operating activities:
   Net Loss                                                 $ (1,126)          $(12,004)          $   (463)
   Adjustments to reconcile net loss to net cash
   used in discontinued operations:
      Estimated loss on disposition                              150              5,646
      Changes in assets and estimated liabilities
      of discontinued operations                              (1,670)             4,307               (785)
                                                            --------           --------           --------

   Net cash used in discontinued operations                 $ (2,646)          $ (2,051)          $ (1,248)
                                                            --------           --------           --------

Cash flows from investing activities:
   Capital expenditure in discontinued operations                                  (379)               (23)
                                                                               --------           --------

Cash flows from financing activities:
   Proceeds from advances - Apotex                             2,631                                 1,275
   Proceeds from notes payable - Apotex                                           3,033
   Principal payments under notes payable - Apotex                                 (248)
   Net cash used in discontinued operations                                        (344)
                                                                               --------

      Net cash provided by financing activities                2,631              2,441              1,275
                                                            --------           --------           --------

Net (decrease) increase in cash                                  (15)                11                  4
Cash at beginning of period                                       15                  4                  0
                                                            --------           --------           --------

Cash at end of period                                       $      0           $     15           $      4
                                                            ========           ========           ========

See notes to financial statements

GEN/RX, INC.

Consolidated Statements of Changes in Capital Deficit
(in thousands, except shares and per share amounts)
(Notes A and B)

                                                          Common Stock
                                                  -----------------------------
                                                     Number
                                                       of                            Additional      Accumulated       Divisional
                                                     Shares           Amount          Capital          Deficit          Deficit
                                                  ------------     ------------     ------------     ------------     ------------
Balance -  July 1, 1994 (inception)                          0     $          0     $          0     $          0     $          0
Net loss for the period July 1, 1994
   (inception) through December 31, 1994                                                                                      (463)
                                                  ------------     ------------     ------------     ------------     ------------

Balance - December 31, 1994                                  0                0                0                0             (463)
Net income for period January 1, 1995
   through April 3, 1995                                                                                                       290
Capital contribution                                                                                                         1,673
Shares issued April 3, 1995 upon
   incorporation                                             1            1,673             (173)                           (1,500)
Shares canceled April 13, 1995 in
   connection with merger                                   (1)          (1,673)           1,673
Shares issued April 13, 1995 in
   connection with merger                               13,289               53            4,498
Shares to be issued in connection with
   merger                                                2,065                9
Issued and outstanding Gen/Rx shares                     5,525               22              654
Issuance of warrants                                                                         947
Net income (loss) for the period from April 4,
1995 through December 31, 1995                                                               290          (12,294)
                                                  ------------     ------------     ------------     ------------     ------------

Balance - December 31, 1995                             20,879               84            7,889          (12,294)               0
Net loss for the period ended June 30, 1996
Sale of AUSA to Apotex USA, Inc.                                                             613           (1,126)
                                                  ------------     ------------     ------------     ------------     ------------

Balance - June 30, 1996                                 20,879     $         84     $      8,502     $    (13,420)    $          0
                                                  ============     ============     ============     ============     ============

See notes to financial statements

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE A - THE COMPANY

Gen/Rx, Inc. ("GEN/Rx"), through its wholly-owned subsidiaries AUSA, Inc. ("AUSA") and American Veterinary Products Inc. ("AVP"), was formerly engaged in the distribution of generic pharmaceutical products and veterinary products.

The consolidated financial statements include the accounts of AUSA, and from April 13, 1995, its parent GEN/Rx, and AVP. References herein to the "Company" refer to AUSA, Gen/Rx and AVP, collectively (see Note C regarding business combination).

[1]   AUSA:

      On July 1, 1996, pursuant to an auction Gen/Rx sold its shares of the capital stock of AUSA in exchange for $1 million on indebtedness owed to Apotex USA Inc., a Delaware corporation ("Apotex USA"), the Company's principal shareholder and principal creditor. No gain or loss was recorded upon the sale as the transaction was with the Company's principal shareholder. Accordingly, the difference between the indebtedness and the carrying amount of the subsidiary was treated as a capital contribution.

      Although Apotex USA's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex USA, approximately $4 million of indebtedness remained outstanding after the sale.

[2]   AVP:

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

      In June 1995, following management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP. In connection with the decision during the fourth quarter of 1995 to dispose of AVP, the Company laid-off substantially all of its personnel at AVP's facility and recorded a charge of $848,000 consisting of a provision for estimated loss on disposition of AVP's assets of $398,000, a provision for estimated operating losses of $450,000 from AVP's business through the expected time of disposition and the write-off of goodwill that arose in connection with the merger (Note C) applicable to AVP's business of $4,798,000. AVP was put into receivership in January 1996 by Apotex USA, its principal secured creditor.

      The receiver liquidated all of AVP's assets. Upon final court order, after all liabilities of the receivership including receivers fees of $10,176 were paid, all remaining cash, amounting to approximately $40,000, was paid to Apotex USA.

[3]   Basis of presentation:

       For all periods through June 30, 1996, the financial statements have been prepared on a going concern basis. Subsequent to June 30, 1996, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at December 31, 1996 are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE B - DISCONTINUED OPERATIONS

Results from discontinued operations are as follows (in thousands):

                                                                               AVP
                                                                          ---------------
                                                                           Period From
                                                                          April 13, 1995           AUSA
                                                                             (Date of       ---------------------
                                                                           Acquisition)         Year Ended
                                                        Year Ended           Through            December 31,
                                                       December 31,        December 31,     ---------------------
                                                           1996                1995           1996         1995
                                                       ------------       ---------------   ---------    --------
       Net sales                                                             $   779          $ 556      $ 4,976
       Loss from discontinued operations                                      (2,906)(a)       (976)      (3,452)
       Gain on sale of AUSA                                                                   1,541
       Provision for loss on disposition                  $(150)              (5,646)
       Total (loss) income from                            (150)              (8,552)           565       (3,452)
       discontinued operations

(a) Includes losses of $1,897 incurred from the period July 1, 1995 when operating activities were suspended, through December 31, 1995.

The assets and estimated liabilities of the discontinued operations have been reclassified on the balance sheet to separately identify them and consist of the following (in thousands):

                                                            AVP                  AUSA
                                                    ------------------------  ------------
                                                    June 30,    December 31,  December 31,
                                                      1996          1995          1995
                                                    ---------  -------------  ------------
       Cash                                          $   84        $  155
       Accounts receivable, net                          41           243        $  539
       Inventories                                                    158            24
       Fixed assets                                      76           500           352
       Other assets                                                     3            67
                                                     ------        ------        ------

          Total assets                               $  201        $1,059        $  982
                                                     ======        ======        ======

       Notes payable - banks                         $  121        $  137
       Accounts payable                                 547           587        $  887
       Accrued expenses and other liabilities            46           273           480
       Estimated costs of disposal                                    450
                                                     ------        ------        ------

          Total estimated liabilities                $  714        $1,447        $1,367
                                                     ======        ======        ======

As a result of management's determination that a significant and permanent impairment of the goodwill associated with AVP's veterinary business occurred, the Company took a charge of $4,798,000 in the fourth quarter for the write-down of goodwill that arose in connection with the merger applicable to AVP's business (see Note C). Such charge is included in the estimated loss of disposal of discontinued operations on the consolidated statement of operations.

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE C - BUSINESS COMBINATION

On April 13, 1995, a merger (the "Merger") of GEN/Rx, Inc., with an into AUSA was consummated. Pursuant to the Merger, GEN/Rx acquired all the assets of AUSA, which commenced operations as Yorpharm, a division of Apotex, in July 1994. In April 1995, prior to the Merger, the net assets of Yorpharm were transferred to the newly formed corporation, AUSA a subsidiary of Apotex. As part of the Merger transaction, GEN/Rx issued to Apotex (the former shareholder of AUSA) 13,288,874 shares of its common stock and was obligated to issue to Apotex, an additional 2,064,966 shares as soon as practicable following an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock. After issuance of the additional shares, Apotex owned approximately seventy four (74%) percent of the outstanding common stock of GEN/Rx. In addition, warrants to purchase 270,000 shares of common stock of GEN/Rx for $1.50 per share were issued to various individuals in connection with the Merger.

Since, after issuance of the additional 2,064,966 shares upon amendment to the Company's Certificate of Incorporation increasing the number of authorized shares, the former shareholders of AUSA owned 74% of GEN/Rx, the transaction was accounted for as if AUSA acquired the net assets of GEN/Rx for the previously issued and outstanding shares of GEN/Rx. Accordingly, the financial statements presented herewith are those of AUSA. The Merger was accounted for as a purchase of GEN/Rx for $5,711,000. The excess of the fair value of the previously issued and outstanding stock of GEN/Rx, Inc. over the fair value of its assets of $5,036,000 was recorded as goodwill (see Note H).

In addition, in connection with the Merger and pursuant to a loan agreement dated April 13, 1995, as amended on November 29, 1995 between the Company and Apotex, Apotex agreed to make loans to the Company (see Note G).

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Inventories:

      Inventories are stated at the lower of cost (first-in, first-out) or market and subsequent to June 30, 1996 at estimated liquidation value.

[2]   Depreciation and amortization:

      Property and equipment were depreciated straight-line over their estimated useful lives which are from three to seven years fixed assets of AVP were written down to liquidation value as of December 31, 1995.

[3]   Revenue recognition:

      The Company recognized revenue at the time it shipped its product and it provided for returns and allowances based upon actual allowances and trends.

[4]   Per share data:

      Per share data is based upon the weighted average number of common shares and equivalents outstanding. The dilutive effect, if any, of outstanding options and warrants is computed using the "treasury stock" method.

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]   Concentration of credit risk:

      The Company is subject to credit risk from trade receivables. The Company marketed its products primarily to domestic wholesalers, distributors and hospitals. The risk associated with this concentration was believed by the Company to be limited due to the number of distributors, wholesalers, and hospitals, their geographic dispersion and the performance of certain credit evaluation procedures (see Note E). Collateral was generally not required.

[6]   Estimates:

      Preparation of these financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

NOTE E - MAJOR CUSTOMERS

Two of the Company's customers accounted for approximately 26% and 16% of net sales in 1995.

NOTE F - INVENTORIES

Inventories relating to discontinued operations at December 31, 1995 consisted of finished goods. During 1995, the Company took charges aggregating $600,000 for the write-off of short-dated inventories.

NOTE G - NOTES PAYABLE - APOTEX

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

The Company's repayment of these amounts was collateralized by all of the assets of the Company, including AVP's plant in Fort Collins, Colorado. As additional consideration for the loans, the Company had issued in favor of Apotex, warrants to purchase the Company's common stock at a purchase price of $1 per share at the rate of one share for each dollar of loan advanced. The warrants were exercisable for a period of three years.

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE G - NOTES PAYABLE - APOTEX  (CONTINUED)

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement. As amended, the Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount, that were due December 22, 1995, but otherwise were treated as if they had been advanced pursuant to the Loan Agreement. The Company requested additional advances and Apotex advanced the Company approximately $325,000 through December 31, 1995. The Company also agreed that failure to repay the amounts when due would constitute a default under the Loan Agreement. The Company also issued to Apotex a warrant to purchase an additional 813,783 shares of the Company's common stock, par value $.004 per share, at an exercise price of $.75 per share in connection with the amendment. The warrants had a term of three years.

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000 including accounts payable converted to notes pursuant to the amendment of the loan agreement of $447,000. The Company received additional advances from Apotex aggregating $862,000 in 1996. The Company's defaults constituted events of default under the Loan Agreement and Apotex USA accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, by a letter dated January 2, 1996, which required the Company to turn over to Apotex all of the collateral on January 5, 1996.

Apotex sought and received the appointment of a receiver for AVP's plant in a proceeding in Larimer County, Colorado, on January 4, 1996. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory (see Note A). As a result of the November 29 letter amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds.

Interest expense during 1995 aggregated $1,069,000 including imputed interest of $915,000 assigned to the value of warrants issued in connection with the merger and Loan Agreement, as amended with Apotex.

NOTE H - CAPITAL DEFICIT

[1]   Warrants:

      In connection with the Merger (see Note C) and pursuant to a Loan Agreement dated April 13, 1995, as amended November 29, 1995; (see Note G) as additional consideration for the loans, the Company was required to issue Apotex warrants to purchase shares of the Company's common stock at the rate of one share for each dollar of loan advanced. Under the terms of the agreement, Apotex received 2,500,000 warrants exercisable at $1.00 per share; 813,783 warrants exercisable at $.75 per share and as of December 31, 1995, 498,032 warrants exercisable at $.75 per share in 1996.

      Also in connection with the Merger, the Company issued 270,000 warrants to certain employees and consultants to Apotex, exercisable at $1.50 per share of common stock. All of the warrants had a term of three years.

GEN/RX, INC.
Notes to Financial Statements
December 31, 1996 and 1995

NOTE H - CAPITAL DEFICIT  (CONTINUED)

[2]   Stock options:

      The following is a summary of stock option activity during the period July 1, 1994 (AUSA's inception) through December 31, 1994 and the year ended in 1995.

                                                                  1995                           1994
                                                       ---------------------------    ---------------------------
                                                                      Price Per                       Price Per
                                                         Share          Share            Share          Share
                                                       ---------    --------------    -----------   -------------
          Outstanding at beginning of period             885,160    $.75 to $2.00         885,160   $.75 to $2.00
          Granted                                        161,500    $.97 to $1.88
          Exercised
          Canceled                                      (352,000)   $.75 to $2.00
                                                       ---------

          Outstanding at end of period                   694,660    $.75 to $2.00         885,160   $.75 to $2.00
                                                       =========                        =========

      The Company's Incentive Stock Option Plan provided that options may be granted to employees of the Company for the purchase of up to 300,000 shares of the Company's common stock.

      In addition, the Company had options outstanding to purchase 259,500 shares at prices ranging from $.75 to $1.00 per share not pursuant to any plan.

      Options for 412,860 shares were exercisable at December 31, 1995 at prices ranging from $.75 to $2.00 per share.

NOTE I - INCOME TAXES

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which occurred in 1996 (see Note C) curtails in all material respects the ability of the Company to carry forward previously generated net operating losses.

NOTE J - RELATED PARTY TRANSACTIONS

The Company utilized the service of certain employees of Apotex in the areas of product development, quality assurance, regulatory affairs, management information systems, purchasing and other clerical work. As compensation for these services, AUSA was charged by Apotex for its allocated portion of the salary and related benefits of these individuals. The costs incurred for these services for the year ended December 31, 1995 was $352,000. In addition, AUSA was charged by Apotex for a portion of the occupancy costs incurred. The costs incurred for these services for the year ended December 31, 1995 was $65,000.

In addition, the Company occupied office space as a subtenant of Apotex although no formal agreement existed. The Company's monthly rent (paid directly to the landlord) was equivalent to the rent provided in the lease agreement between Apotex and the landlord. Rent expense for 1995 was approximately $110,000.

                                  EXHIBIT INDEX

2.5   Amended and Restated Master Agreement dated April 13, 1995. (Filed as
      Exhibit 2.5 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.7 Plan and Agreement of Merger dated April 13, 1995. (Filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.25 Verified Complaint for Appointment of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. (Filed as Exhibit 2.25 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.27 Order Appointing Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. (Filed as Exhibit 2.27 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.28 First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.29 1st Choice Bank's Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.30 Stipulation Authorizing Sales of Assets dated June 7, 1996 by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation dated June 7, 1996 in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.31 Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.32 Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.

2.33 Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement.

10.2 Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).

10.3 Addendum No. 1 dated as of April 21, 1997 to Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).

16 Letter regarding change in accountants. (Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 1995.)

99.1  Certification