Form 10-Q
period 1997-03-31
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-24496

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

Indicate by check v whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check v whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

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

                                   GEN/RX, INC.
                                    FORM 10-Q
                                    CONTENTS

PART I  -- FINANCIAL INFORMATION                                                              Page
                                                                                              ----
           Item 1. Financial Statements (unaudited)

                   Consolidated Statement of Net Assets (liquidation basis)                    1

                   Consolidated Statement of Changes in Net Assets (liquidation basis)         2

                   Consolidated Statements of Operations                                       3

                   Consolidated Statements of Cash Flows                                       4

                   Notes to Consolidated Financial Statements                                  5

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                         6

PART II  -- OTHER INFORMATION

           Item 1. Legal Proceedings                                                           7

           Item 3. Defaults Upon Senior Securities                                             7

           Item 6. Exhibits and Reports on Form 8-K                                            7

           Signatures                                                                          8

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                      March 31,      December 31,
ASSETS                                                                   1997            1996
                                                                       ---------     ------------
Cash                                                                     $127            $ 61
Accounts receivable                                                        25              25
Fixed assets held for sale, at estimated net realizable value                              42
                                                                         ----            ----
                                                                          152             128
LIABILITIES
Accrued expenses and taxes                                                152             128
                                                                         ----            ----
Commitments and contingencies

Net assets in liquidation                                                $  0            $  0
                                                                         ====            ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                          $  0            $  0
                                                                         ====            ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
For the Period from January 1, 1997 Through March 31, 1997
(in thousands, except shares and per share amounts)

Net assets - December 31, 1996                                                $0
                                                                            ----

Net assets in liquidation - March 31, 1997                                    $0
                                                                            ====

See Notes to Financial Statements

                                  GEN/RX, INC.

                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months
                                                                      Ended
                                                                 March 31, 1996
                                                                 --------------
Net sales                                                              296

Cost of sales                                                          291

         Gross profit                                                  215

Operating expenses:
         Product development                                           577
         Selling and distribution                                      291
         General and administrative                                    158

                                                                     1,026

Operating income (loss)                                               (588)

Interest expense                                                        93

Net income (loss)                                                  $  (681)

Net (loss) per share of Common Stock                               $  (.04)

Weighted average number of common shares outstanding                18,814

See Notes to Financial Statements

                                  GEN/RX, INC.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                            Three Months
                                                                                Ended
                                                                           March 31, 1996
                                                                           --------------
Cash flows from operating activities:
         Net gain (loss)                                                        $(681)
         Adjustments to reconcile net loss to net cash (used) by
         Operating activities:
                  Depreciation and amortization                                    11
                  Other                                                             2
                  Changes in assets and liabilities:
                           (Increase) Decrease in accounts receivable             409
                           (Increase) Decrease in inventories                    (167)
                           (Increase) Decrease in prepaid expenses
                                    and other assets                               11
                           Increase (Decrease) in accounts payable
                                    and other current liabilities                (355)
Net cash provided (used) by operating activities                                 (772)

Cash flows from financing activities:
         Proceeds from notes payable - Apotex, USA                                862

Net cash provided (used) by financing activities                                  862

Cash flows from investing activities:
         Capital expenditures                                                     (51)

         Net cash (used) by investing activities                                  (51)

Net increase (decrease) in cash                                                    39

Cash at beginning of period                                                        15

Cash at end of period                                                           $  54

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1. Financial Statements:

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 included in the Company's annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2. Basis of presentation:

On July 1, 1996, the Company adopted the liquidation basis of accounting. Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      With respect to the Company's financial information set forth in this Quarterly Report for the three months ended March 31, 1997, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant. All of the operations of AVP and AUSA are treated as discontinued operations.

      No comparison is made in this report for the three months ended March 31, 1997 and March 31, 1996 because there were no operations in 1997.

      While the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4,400,000. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funding to the Company and the Company presently has no available financing alternatives.

      The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities. Apotex is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

      As a result of the failure to timely file reports under the Exchange Act relating to the Company, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act. Any such penalties could have a material adverse effect on the Company.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 1997, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1  Certification

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEN/RX, INC.
                                   (Registrant)


Date: May 22, 2003             By: /s/ Jack Margareten
                                   ---------------------------------------------
                                   Jack Margareten
                                   Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

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


Dated: May 22, 2003                          /s/ Jack Margareten
                                             -----------------------------------
                                             Jack Margareten
                                             Acting President, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT INDEX

99.1         Certification