Form 10-Q
period 1997-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997

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

           Exhibit Index

                                     PART I

                                  GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                      June 30       December
                                                                        1997        31, 1996
                                                                      -------       --------
ASSETS
Cash                                                                    $122           $ 61
Accounts receivable                                                       25             25
Fixed assets held for sale, at estimated net realizable value                            42
                                                                        ----           ----
                                                                         147            128
LIABILITIES
Accrued expenses and taxes                                               147            128
                                                                        ----           ----

Commitments and contingencies

Net assets in liquidation                                               $  0           $  0
                                                                        ====           ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                         $  0           $  0
                                                                        ====           ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
For the Periods from January 1, 1997 through June 30, 1997 and April 1, 1997 Through June 30, 1997 (in thousands, except shares and per share amounts)

Net assets - beginning of period                                           $0
                                                                         ----

Net assets in liquidation - June 30, 1997                                  $0
                                                                         ====

See Notes to Financial Statements

                                  GEN/RX, INC.

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                              1996
                                                                                         --------------
Loss from discontinued operations until suspension of operating Activities                 $   (976)

Estimated loss on disposition                                                                  (150)
                                                                                           --------

Net (loss)                                                                                 $ (1,126)
                                                                                           ========

Net (loss) per share of Common Stock from discontinued operations                          $   (.05)

Net (loss) per share of Common Stock                                                       $   (.05)

Weighted average number of common shares outstanding                                         20,879

See Notes to Financial Statements

                                  GEN/RX, INC.

                      Consolidated Statements of Cash Flows
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                                          1996
                                                                                     --------------
Cash flows from operating activities:
         Net (loss)                                                                     $(1,126)
         Adjustments to reconcile net loss to net cash used in
         discontinued operations
                  Estimated loss on disposition                                             150
                  Changes in assets and liabilities of discontinued
                     operations                                                          (1,670)
Net cash provided (used) by operating activities                                         (2,646)

Cash flows from financing activities:
         Proceeds from advances - Apotex, USA                                             2,631
                                                                                        -------

Net cash provided (used) by financing activities                                          2,631
                                                                                        -------

Net increase (decrease) in cash                                                              15

Cash at beginning of period                                                                  15
                                                                                        -------

Cash at end of period                                                                   $     0
                                                                                        =======

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1. Financial Statements:

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31,1996 included in the Company's annual report filed on Form 10-K.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the six months ended June 30, 1997 and June 30, 1996 because there were no operations in 1997.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      As a result of the failure to timely file reports under the Exchange Act relating to the Company, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act. Any such penalties could be have a material adverse effect on the Company.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 1997, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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