Form 10-Q
period 1997-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

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

                                   GEN/RX, INC.
                                    FORM 10-Q
                                    CONTENTS

PART I  -- FINANCIAL INFORMATION                                                             Page
                                                                                             ----
           Item 1. Financial Statements (unaudited)

                   Consolidated Statement of Net Assets (liquidation basis)                    1

                   Consolidated Statement of Changes in Net Assets (liquidation basis)         2

                   Notes to Consolidated Financial Statements                                  3

           ITEM 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                       4

PART II  -- OTHER INFORMATION

           Item 1. Legal Proceedings                                                           5

           Item 3. Defaults Upon Senior Securities                                             5

           Item 6. Exhibits and Reports on Form 8-K                                            5

           Signatures                                                                          6

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                        September 30,      December 31,
                                                                            1997               1996
                                                                        -------------      ------------
ASSETS
Cash                                                                        $124               $ 61
Accounts receivable                                                           25                 25
Fixed assets held for sale, at estimated net realizable value                                    42
                                                                            ----               ----
                                                                             149                128
LIABILITIES
Accrued expenses and taxes                                                   149                128
                                                                            ----               ----

Commitments and contingencies

Net assets in liquidation                                                   $  0               $  0
                                                                            ====               ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                             $  0               $  0
                                                                            ====               ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                            January 1, 1997      July 1, 1997        July 1, 1996
                                                                through             through             through
                                                          September 30, 1997   September 30, 1997   September 1996
                                                          ------------------   ------------------   --------------
Net assets - beginning of period                                  $0                  $0                 $0
                                                                ----                ----               ----

Net assets in liquidation - end of period                         $0                  $0                 $0
                                                                ====                ====               ====

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

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 1997 and September 30, 1996 because there were no operations in 1997.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 1997, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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