Form 10-K
period 1997-12-31
GEN RX INC
filed 2003-05-23
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1997
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

      The Company held an auction on June 28, 1996 to sell the 100 shares of AUSA common stock outstanding. All of such shares were subject to a perfected security interest in favor of Apotex. The auction was held at Hill Thompson's office at 437 Madison Avenue in New York City and the minimum price for the AUSA shares was $1,000,000. At the auction, Apotex bid $1,000,000 for the shares of AUSA. Apotex was the only bidder at the auction. The Company and Apotex consummated the purchase with an effective date of July 1, 1996, promptly after the auction. Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex by $1 million. At September 30, 1996, after the sale of AUSA to Apotex, the Company indebtedness to Apotex equalled approximately $4,400,000, all of which was due and payable.

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

      In January 1996, the Larimer County (Colorado) District Court appointed a receiver for AVP, including the Ft. Collins plant. The receiver liquidated approximately all of AVP's assets at its three locations in or near Ft. Collins, Colorado, for proceeds aggregating approximately $670,000. The receiver used the proceeds for disposal of hazardous and other wastes at the Ft. Collins plant and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon final order of the court dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000, was paid to Apotex. In addition, on January 13, 1997, the Ft. Collins plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the Ft. Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale. Nonetheless, even after Apotex's receipt of such proceeds from the liquidation of the Company's assets and sale of the Ft. Collins property, the Company remained indebted to Apotex in the amount of approximately $4,401,659at June 30, 1997. As of December 31, 1997, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Financial Statements Presentation

      With respect to the Company's financial information set forth in this Annual Report relating to the years ended December 31, 1996 and 1997, the financial statements are presented on a going concern basis for all periods through June 30, 1996, and on a liquidation basis subsequent to June 30, 1996. All of the operations of AVP and AUSA are treated as discontinued operations. Substantially all of the Company's revenue for the period ended June 30, 1996 were derived from sales of AUSA products.

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

      After the Company was placed in receivership and AUSA was sold to Apotex, Exchange Act reports relating to the Company were no longer filed with the Securities and Exchange Commission. Apotex, the Company's principal shareholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 1997, as well as Exchange Act reports for prior and subsequent periods in order to bring the Company's reporting up to date. There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company, or, if it does, that any of such pursuits will be successful. See "Legal Proceedings."

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

      As a result of the failure to timely file reports under the Exchange Act relating to the Company since the Company's cessation of operations in 1996, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act. Any such penalties could materially adversely affect the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the "Pink Sheets" under the ticker symbol "GNRX." The following table sets forth the range for high and low bid quotations for the Company's Common Stock as reported by the National Association of Securities Dealers or other qualified interdealer quotation medium for 1997 and 1996, the years for which financial information is provided in this Annual Report. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

                                                    Bid
Quarter Ended                          High                       Low

December 31, 1997                      $.002                      $.002
September 30, 1997                     $.002                      $.002
June 30, 1997                          $.003                      $.002
March 31, 1997                         $.002                      $.002

December 31, 1996                      $.125                      $.002
September 30, 1996                     $ .25                      $.125
June 30, 1996*                         $ .25                      $ .25
March 31, 1996                         $ .59                      $ .25

----------

*     Cessation of Company operations.

(b) Holders: As of December 31, 1997, and the date of this report, there were approximately 224 holders of record of the Company's Common Stock. The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in "street name."

(c) Dividends: The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts):

      The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The selected financial data as at and for the period ended June 30, 1996 and as of December 31, 1997 and 1996 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report. The selected financial data as of and for the period ended December 31, 1994 and the year ended December 31, 1995 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included and in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.

                                              Period From                                         July 1, 1994
                                            January 1, 1996                                    (Date of Inception)
                                                Through                 Year Ended                     to
                                             June 30, 1996           December 31, 1995          December 31, 1994
                                             -------------           -----------------          -----------------
Net Sales                                                                 $4,976
Cost of Sales                                                              3,274
                                                                          ------
Gross Profit                                                               1,702
Operating expenses:
Product development                                                        1,093
Selling and distribution                                                   2,149                     $ 347
General and administrative                                                   843                       116
                                                                          ------
                                                                           4,085                       463
Operating (loss) from
continuing operations                                                     (2,383)                     (463)
Interest expense                                  --                       1,069
                                                                          ------                     -----
(Loss) from continuing operations                 --                      (3,452)                     (463)

Discontinued Operations:
Loss from discontinued
operations until suspension of
operating activities                             (976)                    (4,461)                     (463)
Loss from discontinued

                                              Period From                                       July 1, 1994
                                            January 1, 1996                                  (Date of Inception)
                                                Through               Year Ended                     to
                                             June 30, 1996         December 31, 1995          December 31, 1994
                                             -------------         -----------------          -----------------
operations after suspension of
operating activities                                                     (1,897)

Estimated loss on disposition                     (150)                  (5,646)
Loss from discontinued operations                                        (8,552)
                                               -------                 --------                    ------
Net Loss                                       $(1,126)                $(12,004)                   $ (463)
                                               =======                 ========                    ======

Basic and Diluted Loss per share of
Common Stock:
Discontinued operations                        $  (.05)                    (.62)
                                               -------                 --------
Net Loss                                       $  (.05)                    (.62)

Weighted average number of common
shares outstanding                              20,879                   19,313
                                               =======                 ========


BALANCE SHEET DATA

                                             June 30, 1996           December 31, 1995          December 31, 1994
                                             -------------           -----------------          -----------------
Working capital (deficit)                       (4,834)                $ (6,362)                   $ (487)
Property and equipment, net                         --                      352                        23
Total assets                                       201                    2,056                       812
Capital deficit                                 (4,834)                  (4,321)
Divisional deficit                                                                                   (463)


                                                           December 31,
                                                  -----------------------------
                                                  1997                     1996
                                                  ----                     ----
Net Assets (liquidation basis)
Total assets                                      $146                     $128
Net assets in liquidation                          0                         0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With respect to the Company's financial information set forth in this Annual Report relating to December 31, 1996 and 1997, the financial statements are presented on a going concern basis for all periods through June 30, 1996, and on a liquidation basis subsequent to June 30, 1996. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant. All of the operations of AVP and AUSA are treated as discontinued operations.

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

      Results of operations of AVP and AUSA are shown as "discontinued operations" on the consolidated statement of operations. The results of operations discussed below are those of AUSA, a former subsidiary engaged in the distribution of injectable generic drugs primarily to hospitals, prior to June 30, 1996. The Company did not conduct any operations in the fiscal year ended December 31, 1997 (other than activities relating to the liquidation of AVP) and, accordingly, no comparison has been made between the 1997 and 1996 fiscal years. The Company sold AUSA to Apotex on June 30, 1996 and therefore comparison between 1995 and 1996 relate to the fiscal years ended December 31, 1995 and June 30, 1996, respectively.

      The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996 (cessation of operations), the Company had cash and a capital deficiency of $0 and $4,834,000, respectively.

      At December 31, 1997 and at present, the Company lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations with the sale of AUSA to Apotex. All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of the Ft. Collins plant. Apotex, the Company's principal stockholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

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

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex, by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended. The sale of AUSA reduced the Company's indebtedness to Apotex by $1,000,000. At December 31, 1997, the Company was indebted to Apotex in the amount of approximately $4,400,000.

      On January 4, 1996, Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations. See "Business - Discontinued Operations of AVP" above. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996. See "Business - Sale of AUSA" above. Although Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex, approximately $4,296,660 of indebtedness remained outstanding after the sale of AUSA to Apotex.

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

ITEM 11. EXECUTIVE COMPENSATION

      In December 1995, the Company discontinued the operations of AVP and laid off its AVP employees. In June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. The following table sets forth a summary for the years ended June 30, 1996 and December 31, 1995, of the cash compensation paid by the Company, as well as certain other compensation paid or accrued during such years, to the Company's executive officers. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company's cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal. Accordingly, there is no compensation shown for the fiscal year ended December 31, 1997.

                                                                                                    Long Term
                                                  Annual Compensation                               Compensation
                                    --------------------------------------------------------        ------------
Name and                                                                        Other               Options
Principal                                                                       Annual              (# of
Position                    Year        Salary                 Bonus            Compensation        Shares)
--------                    ----        ------                 -----            ------------        -------
Jack H.  Schramm            1996        150,000                 None            None                None
Acting President(1)         1995        None                    None            None                None

Richard J. Strobel          1996        None                    None            None                None
Vice President              1995        $68,855                 None            None                30,000
Finance & Admin. and
Assistant Secretary(2)

John R. Toedtman            1996        None                    None            None                None
Chief Executive             1995        $119,000                None            None                None
Officer(3)

John J. DeTemple            1996        None                    None            None                None
President(4)                1995        $28,000                 None            None                None

                                                                                                    Long Term
                                                  Annual Compensation                               Compensation
                                    --------------------------------------------------------        ------------
Name and                                                                        Other               Options
Principal                                                                       Annual              (# of
Position                    Year        Salary                 Bonus            Compensation        Shares)
--------                    ----        ------                 -----            ------------        -------
Jack Margareten
Chief Financial Officer(5)  1996        $80,000(5)              None            None                None

(1) Jack H. Schramm served as Acting President and Chief Executive Officer from January 1996 to May 1997. Mr. Schramm's salary, as well as any business expenses incurred by Mr. Schramm, were considered expenses of Apotex. The Company was not charged for these expenses. Does not include warrants to purchase 50,000 shares of common stock of the Company at $1.50 per share that Mr. Schramm received in connection with the Merger. These warrants have expired.

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

Stock Option Grants in 1997:

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

      Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal 1997 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

PERFORMANCE GRAPH

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the five fiscal years ending with the fiscal year ended December 31, 1997 in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the Dow Jones Equity Market Index and
(c) the total return of he Dow Jones Pharmaceutical Index. Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The comparisons are based on historical data and are not intended to forecast the future performance of the Company's Common Stock.

                                  [Line Graph]

                    ASSUMES $100 INVESTED ON JANUARY 1, 1992
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING December 31, 1997

Index Description    1992       1993      1994      1995      1996       1997
-----------------    ----       ----      ----      ----      ----       ----

GEN/Rx, Inc.         100        128.26    97.82     21.84     0.17       0.17

Dow Jones Equity
Market Index           100        110       111       152       188        251

Dow Jones
Pharmaceutical Index   100        93        106       174       219        339

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

---------------------

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

      Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 1996 and December 31, 1997.

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

      The Company entered into a Separation and Release Agreement dated as of November 6, 1996, by and among Jack Schramm, former President and Chief Executive Officer of the Company, Apotex, the Company and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.), as amended by Addendum No.1 thereto dated as of April 21, 1997 (collectively, the "Separation Agreement"). Under the Separation Agreement, as partial consideration for Jack Schramm's release of claims against the Company and its affiliates, Apotex agreed to pay Mr. Schramm salary and benefits, at the rate in effect on October 1, 1996, from the date of the Separation Agreement through December 31, 1997. The Separation Agreement also called for Apotex to pay Mr. Schramm $750 per day for any consulting services provided by Mr. Schramm to Apotex or Apotex USA Injectables and for Mr. Schramm to receive a certain percentage of profits generated in connection with a certain project. Under Addendum No. 1 to the Separation Agreement, the parties agreed that Mr. Schramm would be entitled to receive $13,809.50 in full satisfaction of the payment obligations relating to such certain project. In addition, under the Separation Agreement, Mr. Schramm waived any rights to purchase shares of common stock of the Company under any warrants of the Company and the Company agreed to pay Mr. Schramm, on a one-time basis, 10% of the net proceeds received from any business combination or capital transaction involving the Company effected by either Mr. Schramm or Hill Thompson Capital Markets.

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

2.28 First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.29 1st Choice Bank's Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.30 Stipulation Authorizing Sales of Assets dated June 7, 1996 by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation dated June 7, 1996 in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.31 Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as
      Exhibit 2.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.32 Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.33 Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement. (Filed as
      Exhibit 2.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.2 Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.). (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.3 Addendum No. 1 dated as of April 21, 1997 to Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.). (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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


Dated: May 22, 2003                              GEN/RX, Inc.


                                                 By: /s/ Jack Margareten
                                                    ----------------------------
                                                          Jack Margareten
                                                          Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                          Title                        Date
      ---------                          -----                        ----


/s/ Jack Margareten       Acting President and Chief Executive     May 22, 2003
-----------------------   Officer, Chief Financial Officer and
Jack Margareten           Sole Director


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


Dated: May 22, 2003                              /s/ Jack Margareten
                                                 ------------------------------
                                                 Jack Margareten
                                                 Acting President and Chief
                                                 Executive Officer and Chief
                                                 Financial Officer

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                        Page
                                                                        ----

Report of Independent Public Accountants                                F-1

Consolidated Statement of Net Assets (liquidation basis) as of
December 31, 1997 and December 31, 1996                                 F-2

Consolidated Statement of Changes in Net Assets (liquidation basis)
for the fiscal year ended December 31, 1997 and the period from
July 1, 1996 through December 31, 1996.                                 F-3

Notes to Consolidated Financial Statements                              F-4
                                                                        through
                                                                        F-6

                                   ----------

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Gen/Rx, Inc.
New York, New York

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gen/Rx, Inc. and subsidiaries, as of December 31, 1997 and 1996 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Company sold its remaining operating subsidiary in an auction and, effective July 1, 1996, the Company reports on a liquidation basis of accounting for periods subsequent to June 30, 1996.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 1997 and 1996 and consolidated changes in net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Company, LLP
New York, New York
October 24, 2002

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                December 31,
                                                             -----------------
                                                              1997       1996
                                                             -------   -------

ASSETS
Cash                                                         $   121   $    61
Accounts receivable                                               25        25
Fixed assets held for sale, at estimated realizable value                   42
                                                             -------   -------

                                                                 146       128

LIABILITIES
Accrued expenses and taxes                                       146       128
                                                             -------   -------

Commitments and contingencies

Net assets in liquidation                                    $     0   $     0
                                                             =======   =======

Net assets in liquidation per common share
(based on 20,878,711 common shares
   outstanding)                                              $     0   $     0
                                                             =======   =======

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                 Period from
                                                                 July 1, 1996
                                              Year Ended           through
                                             December 31,        December 31,
                                                 1997               1996
                                             ------------        ------------
Net assets - beginning of the year              $     0           $  (4,834)
Adjustment of liabilities to fair value                               4,834
                                                -------           ---------

Net assets in liquidation - end of the year     $     0           $       0
                                                =======           =========

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE A - THE COMPANY

Gen/Rx, Inc. ("GEN/Rx"), through its wholly-owned subsidiaries AUSA, Inc. ("AUSA") and American Veterinary Products Inc. ("AVP"), was formerly engaged in the distribution of generic pharmaceutical products and veterinary products.

The consolidated financial statements include the accounts of AUSA, and from April 13, 1995, its parent GEN/Rx, and AVP. References herein to the "Company" refer to AUSA, Gen/Rx and AVP, collectively.

[1]   AUSA:

      On July 1, 1996, pursuant to an auction Gen/Rx sold its shares of the capital stock of AUSA in exchange for forgiveness of $1 million on indebtedness owed to Apotex USA Inc. ("Apotex"), a Delaware corporation the Company's principal shareholder and principal creditor.

      Although Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex, approximately $4 million of indebtedness remained outstanding after the sale.

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

      In June 1995, following management's investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely. In December 1995, management decided to discontinue the operations of AVP. AVP was put into receivership in January 1996 by Apotex, its principal secured creditor.

      The receiver liquidated all of AVP's assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP's property and for continued care of AVP's inventory. Upon final court order, after all liabilities of the receivership were paid, all remaining cash, amounting to approximately $40,000 was paid to Apotex.

[3]   Basis of presentation:

      On July 1, 1996, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at December 31, 1997 are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated

GEN/RX, INC. AND SUBSIDIARIES

      settlement amounts.

NOTE B - NOTES PAYABLE - APOTEX

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

GEN/RX, INC. AND SUBSIDIARIES

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

NOTE C - CAPITAL DEFICIT

Warrants:

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

NOTE D - INCOME TAXES

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which occurred in 1996 (see Note A) curtails, in all material respects the ability of the Company to carry forward previously generated net operating losses.

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

2.28 First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.29 1st Choice Bank's Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.30 Stipulation Authorizing Sales of Assets dated June 7, 1996 by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation dated June 7, 1996 in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.31 Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as
      Exhibit 2.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.32 Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank. (Filed as Exhibit 2.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.33 Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement. (Filed as
      Exhibit 2.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.2 Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.). (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.3 Addendum No. 1 dated as of April 21, 1997 to Separation and Release Agreement dated as of November 6, 1996 among Jack Schramm and Apotex USA Inc., Gen/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.). (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

16 Letter regarding change in accountants. (Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 1995.)

99.1  Certification