Form 10-Q
period 1998-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                       June 30, 1998      December 31, 1997
                                                       -------------      -----------------
ASSETS
Cash                                                        $ 12                $121
Accounts receivable                                           25                  25
                                                            ----                ----
                                                              37                 146
LIABILITIES
Accrued expenses and taxes                                    37                 146
                                                            ----                ----

Commitments and contingencies

Net assets in liquidation                                   $  0                $  0
                                                            ====                ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)             $  0                $  0
                                                            ====                ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                           April 1, 1998     January 1, 1998    April 1, 1997       January 1,
                                              through            through           through         1997 through
                                           June 31, 1998      June 30, 1998     June 30, 1997     June 30, 1997
                                           -------------     ---------------    -------------     -------------
Net assets - beginning of period                 $0                 $0                 $0                $0
                                               ----               ----               ----              ----

Net assets in liquidation - end of period        $0                 $0                 $0                $0
                                               ====               ====               ====              ====

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

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the six months ended June 30, 1998 and June 30, 1997 because there were no operations in 1997 or 1998.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 1998, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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


Dated: May 22, 2003                                  /s/ Jack Margareten
                                                     ---------------------------
                                                     Jack Margareten
                                                     Acting President and Chief
                                                     Executive Officer and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX

99.1         Certification