Form 10-Q
period 1998-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                          September 30, 1998     December 31, 1997
                                                          ------------------     -----------------
ASSETS
Cash                                                              $ 12                   $121
Accounts receivable                                                 25                     25
                                                                  ----                   ----
                                                                    37                    146
LIABILITIES
Accrued expenses and taxes                                          37                    146
                                                                  ----                   ----
Commitments and contingencies

Net assets in liquidation                                         $  0                   $  0
                                                                  ====                   ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                   $  0                   $  0
                                                                  ====                   ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                  January 1,      July 1, 1998     January 1,       July 1, 1997
                                                 1998 through       through       1997 through         through
                                                 September 30,   September 30,    September 30,     September 30,
                                                     1998             1998            1997              1997
                                                 -------------   -------------    -------------     -------------
Net assets - beginning of period                      $0              $0               $0                 $0
                                                    ----            ----             ----                ---

Net assets in liquidation - end of period             $0              $0               $0                 $0
                                                    ====            ====             ====                ===

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

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 1998 and September 30, 1997 because there were no operations in 1997 or 1998.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 1998, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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


Dated: May 22, 2003                                /s/ Jack Margareten
                                                   -----------------------------
                                                   Jack Margareten
                                                   Acting President and Chief
                                                   Executive Officer and Chief
                                                   Financial Officer

                                  EXHIBIT INDEX

99.1      Certification