Form 10-K
period 1998-12-31
GEN RX INC
filed 2003-05-23
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1998
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

   Securities registered pursuant to Section 12(b) ofthe Exchange Act of 1934:

Title of class                        Name of each exchange on which registered

None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.004 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. |X|

                                     $5,525

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

Nonetheless, even after Apotex's receipt of such proceeds from the liquidation of the Company's assets and sale of the Ft. Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997. As of December 31, 1998, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Financial Statements Presentation

      With respect to the Company's financial information set forth in this Annual Report relating to the years ended December 31, 1998 and 1997, the financial statements are presented on a liquidation basis. All of the operations of AVP and AUSA are treated as discontinued operations.

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

      After the Company was placed in receivership and AUSA was sold to Apotex, Exchange Act reports relating to the Company were no longer filed with the Securities and Exchange Commission. Apotex, the Company's principal shareholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 1998, as well as Exchange Act reports for prior and subsequent periods in order to bring the Company's reporting up to date. There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company, or, if it does, that any of such pursuits will be successful. See "Legal Proceedings."

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the "Pink Sheets" under the ticker symbol "GNRX." The following table sets forth the range for high and low bid quotations for the Company's Common Stock as reported by the National Association of Securities Dealers or other qualified interdealer quotation medium for 1998 and 1997, the years for which financial information is provided in this Annual Report. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

                                              Bid
Quarter Ended                 High                                 Low

December 31, 1998            $.002                                $.002
September 30, 1998           $.002                                $.002
June 30, 1998                $.002                                $.002
March 31, 1998               $.002                                $.002

December 31, 1997            $.002                                $.002
September 30, 1997           $.002                                $.002
June 30, 1997                $.003                                $.002
March 31, 1997               $.002                                $.002

----------

(b) Holders: As of December 31, 1998, and the date of this report, there were approximately 224 holders of record of the Company's Common Stock. The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in "street name."

(c) Dividends: The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts):

      The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The selected financial data as of December 31, 1998 and 1997 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report. The selected financial data as at and for the period ended June 30, 1996 and as of December 31, 1996 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The selected financial data as at and for the period ended December 31, 1994 and the year ended December 31, 1995 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included and in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.

                                               Period From                                           July 1, 1994
                                             January 1, 1996                                     (Date of Inception)
                                                 Through                  Year Ended                      to
                                              June 30, 1996            December 31, 1995          December 31, 1994
                                              -------------            -----------------          -----------------
Net Sales                                                                   $4,976
Cost of Sales                                                                3,274
                                                                            ------
Gross Profit                                                                 1,702
Operating expenses:
Product development                                                          1,093
Selling and distribution                                                     2,149                      $347
General and administrative                                                     843                       116
                                                                            -----
                                                                             4,085                       463
Operating (loss) from continuing
operations                                                                  (2,383)                     (463)
Interest expense                                    --                       1,069
                                                                            ------                      ----
(Loss) from continuing operations
                                                    --                      (3,452)                     (463)

Discontinued Operations:
Loss from discontinued
operations until suspension of

                                                 Period From                                         July 1, 1994
                                               January 1, 1996                                   (Date of Inception)
                                                   Through                Year Ended                      to
                                                June 30, 1996          December 31, 1995          December 31, 1994
                                                -------------          -----------------          -----------------
operating activities                                  (976)                 (4,461)                      (463)
Loss from discontinued
operations after suspension of
operating activities                                                        (1,897)

Estimated loss on disposition                         (150)                 (5,646)
                                                  --------
Loss from discontinued operations                                           (8,552)
                                                  --------                --------                     ------
Net Loss                                          $ (1,126)               $(12,004)                    $ (463)
                                                  ========                ========                     ======

Basic and Diluted Loss per share of
Common Stock:
Discontinued operations                           $   (.05)                   (.62)
                                                  --------                --------
Net Loss                                          $   (.05)                   (.62)

Weighted average number of common
shares outstanding                                  20,879                  19,313
                                                  ========                ========


BALANCE SHEET DATA

                                                June 30, 1996         December 31, 1995           December 31, 1994
                                                -------------         -----------------           -----------------
Working capital (deficit)                           (4,834)               $ (6,362)                    $ (487)
Property and equipment, net                             --                     352                         23
Total assets                                           201                   2,056                        812
Capital deficit                                     (4,834)                 (4,321)
Divisional deficit                                                                                       (463)


                                                                          December 31,
                                               ---------------------------------------------------------------------
                                                   1998                      1997                        1996
                                                   ----                      ----                        ----
Net Assets (liquidation basis)
Total assets                                        $37                      $146                         $28
Net assets in liquidation                             0                         0                           0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With respect to the Company's financial information set forth in this Annual Report relating to the fiscal years ended December 31, 1998 and 1997, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant.

      The Company did not conduct any business operations in the fiscal years ended December 31, 1998 and 1997 (other than activities relating to the liquidation of AVP) and, accordingly, no comparisons have been made between the 1998 and 1997 fiscal years or the 1997 and 1996 fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996 (cessation of operations), the Company had cash and a capital deficiency of $0 and $4,834,000, respectively.

      At December 31, 1998 and at present, the Company lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations with the sale of AUSA to Apotex. All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of the Ft. Collins plant. Apotex, the Company's principal stockholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

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

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex, by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended. The sale of AUSA reduced the Company's indebtedness to Apotex by $1,000,000. At December 31, 1998, the Company was indebted to Apotex in the amount of approximately $4,400,000.

      On January 4, 1996, Apotex sought and received the appointment of a receiver for AVP's Ft. Collins plant in a proceeding in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP's bank accounts, accounts receivable and inventory. As a result of the November 29, 1995 amendment to the Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations. See "Business-Discontinued Operations of AVP" above. In addition, pursuant to the Loan Agreement, as amended, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996. See "Business-Sale of AUSA" above. Although Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex, approximately $4,400,000 of indebtedness remained outstanding after the sale of AUSA to Apotex.

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

ITEM 11. EXECUTIVE COMPENSATION

      In December 1995, the Company discontinued the operations of AVP and laid off its AVP employees. In June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. The following table sets forth a summary for the year ended June 30, 1996 of the cash compensation paid by the Company, as well as certain other compensation paid or accrued during such year, to the Company's executive officers. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company's cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal. Accordingly, there is no compensation shown for the fiscal years ended December 31, 1997 and 1998.

                                                                                                    Long Term
                                                  Annual Compensation                               Compensation
                               -------------------------------------------------------------        ------------
Name and                                                                        Other               Options
Principal                                                                       Annual              (# of
Position                    Year        Salary                 Bonus            Compensation        Shares)
--------                    ----        ------                 -----            ------------        -------
Jack H.  Schramm            1996        $150,000                None            None                None
Acting President(1)

Richard J. Strobel          1996        None                    None            None                None
Vice President
Finance & Admin. and
Assistant Secretary(2)

John R. Toedtman            1996        None                    None            None                None
Chief Executive
Officer(3)

John J. DeTemple            1996        None                    None            None                None
President(4)

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

(5) In April 1996, Jack Margareten replaced Richard J. Strobel as Chief Financial Officer. Mr. Margareten's salary, as well as any business expenses incurred by Mr. Margareten, were considered expenses of Apotex. On May 1, 1997, Mr. Margareten became Acting President of the Company.

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

      Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal 1998 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

PERFORMANCE GRAPH

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the five fiscal years ending with the fiscal year ended December 31, 1998 in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the Dow Jones Equity Market Index and
(c) the total return of the Dow Jones Pharmaceutical Index. Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The comparisons are based on historical data and are not intended to forecast the future performance of the Company's Common Stock.

                                  [Line Graph]

                    ASSUMES $100 INVESTED ON JANUARY 1, 1993
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING December 31, 1998

Index Description             1993       1994       1995         1996       1997         1998
-----------------             ----       ----       ----         ----       ----         ----
GEN/Rx, Inc.                  100        76.27      17.02        0.14       0.14         0.14

Dow Jones Equity              100        101        139          171        229          294
Market Index

Dow Jones                     100        115        188          236        366          545
Pharmaceutical Index

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

      Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 1997 and December 31, 1998.

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

Dated: May 22, 2003                  GEN/RX, Inc.


                                     By: /s/ Jack Margareten
                                        -------------------------------------
                                              Jack Margareten
                                              Acting President

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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                F-1

Consolidated Statement of Net Assets (liquidation basis) as of
December 31, 1998 and December 31, 1997                                 F-2

Consolidated Statement of Changes in Net Assets (liquidation basis)     F-3
for the fiscal years ended December 31, 1998 and December 31, 1997

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

Board of Directors and Shareholders
Gen/Rx, Inc.
New York, New York

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gen/Rx, Inc. and subsidiaries, as of December 31, 1998 and 1997 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 1998 and 1997 and consolidated changes in net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Company, LLP
New York, New York
October 24, 2002

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                                        December 31,
                                                                                     -----------------
                                                                                       1998      1997
                                                                                     -------   -------
ASSETS
Cash                                                                                 $    12   $   121
Accounts receivable                                                                       25        25
                                                                                     -------   -------

                                                                                          37       146

LIABILITIES
Accrued expenses and taxes                                                                37       146
                                                                                     -------   -------

Commitments and contingencies

Net assets in liquidation                                                            $     0   $     0
                                                                                     =======   =======

Net assets in liquidation per common share (based on 20,878,711 common shares
   outstanding)                                                                      $     0   $     0
                                                                                     =======   =======

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                           Year Ended
                                                           December 31,
                                                         ---------------
                                                         1998       1997
                                                         ----       ----

Net assets - beginning of the year                       $  0       $  0
Adjustment of liabilities to fair value
                                                         ----       ----

Net assets in liquidation - end of the year              $  0       $  0
                                                         ====       ====

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1998

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

[1]   AUSA:

      On July 1, 1996, pursuant to an auction Gen/Rx sold its shares of the capital stock of AUSA in exchange for forgiveness of $1 million on indebtedness owed to Apotex USA Inc. ("Apotex"), a Delaware corporation, the Company's principal shareholder and principal creditor.

      Although Apotex's acquisition of AUSA from the Company resulted in a reduction of the Company's indebtedness in favor of Apotex approximately $4 million of indebtedness remained outstanding after the sale.

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

[3]   Basis of presentation:

      On June 30, 1996, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company at December 31, 1997 are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

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

NOTE D - INCOME TAXES

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which occurred in 1996 (see Note A) curtails in all material respects the ability of the Company to carry forward previously generated net operating losses.

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