Form 10-Q
period 1999-03-31
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                      March 31, 1999        December 31, 1998
                                                      --------------        -----------------
ASSETS
Cash                                                        $12                    $12
Accounts receivable                                          25                     25
                                                            ---                    ---
                                                             37                     37
LIABILITIES
Accrued expenses and taxes                                   37                     37
                                                            ---                    ---

Commitments and contingencies

Net assets in liquidation                                   $ 0                    $ 0
                                                            ===                    ===

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)             $ 0                    $ 0
                                                            ===                    ===

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                         January 1, 1999      January 1, 1998
                                                                              through             through
                                                                          March 31, 1999      March 31, 1998
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
                                                                              ====                ====

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1. Financial Statements:

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 included in the Company's annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the three months ended March 31, 1999 and March 31, 1998 because there were no operations in 1998 and 1999.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 1999, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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


Dated: May 22, 2003                                 /s/ Jack Margareten
                                                    ----------------------------
                                                    Jack Margareten
                                                    Acting President and Chief
                                                    Executive Officer and Chief
                                                    Financial Officer

                                  EXHIBIT INDEX

99.1                Certification