Form 10-Q
period 1999-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

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

     Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                             June 30, 1999            December 31, 1998
                                                                             -------------            -----------------
ASSETS
Cash                                                                              $12                        $12
Accounts receivable                                                                25                         25
                                                                                  ---                        ---
                                                                                   37                         37
LIABILITIES
Accrued expenses and taxes                                                         37                         37
                                                                                  ---                        ---

Commitments and contingencies

Net assets in liquidation                                                         $ 0                        $ 0
                                                                                  ===                        ===
Net assets in liquidation per common share (based on 20,878,711
common shares outstanding)                                                        $ 0                        $ 0
                                                                                  ===                        ===

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                  January 1, 1999      April 1, 1999      January 1, 1998      April 1, 1998
                                                      through             through             through             through
                                                   June 30, 1999       June 30, 1999       June 30, 1998       June 30, 1998
                                                   -------------       -------------       -------------       -------------
Net assets - April 1, 1999                               $0                  $0                  $0                  $0
                                                       ----                ----                ----                ----

Net assets in liquidation - June 30, 1999                $0                  $0                  $0                  $0
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

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the six months ended June 30, 1999 and June 30, 1998 because there were no operations in 1998 and 1999.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 1999, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1  Certification

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEN/RX, INC.
                                   ------------
                                   (Registrant)


Date: May 22, 2003             By: /s/ Jack Margareten
                                   -------------------
                                   Jack Margareten
                                   Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

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


Dated: May 22, 2003                             /s/ Jack Margareten
                                                --------------------------------
                                                Jack Margareten
                                                Acting President and Chief
                                                Executive Officer and Chief
                                                Financial Officer

                                 EXHIBIT INDEX

99.1                Certification