Form 10-Q
period 1999-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 1999

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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check |X| whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

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

      Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                    September 30,  December 31,
                                                        1999           1998
                                                    -------------  ------------
ASSETS
Cash                                                    $ 12           $ 12
Accounts receivable                                       25             25
                                                        ----           ----
                                                          37             37
LIABILITIES
Accrued expenses and taxes                                37             37
                                                        ----           ----

Commitments and contingencies

Net assets in liquidation                               $  0           $  0
                                                        ====           ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)         $  0           $  0
                                                        ====           ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                              July 1, 1999    January 1,     July 1, 1998    January 1,
                                                through      1999 through      through      1998 through
                                              September 30,  September 30,   September 30,  September 30,
                                                  1999           1999            1998           1998
                                              -------------  -------------   -------------  -------------
Net assets - beginning of period                  $ 0            $ 0              $ 0           $ 0
                                                  ---            ---              ---           ---

Net assets in liquidation - end of period         $ 0            $ 0              $ 0           $ 0
                                                  ===            ===              ===           ===

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

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 1999 and September 30, 1998 because there were no operations in 1998 and 1999.

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

      The Company has not filed all required tax returns or paid all taxes due since 1995. As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2002, the Company was dissolved by proclamation of the secretary of state of the state of New York on June 27, 2002. Under New York's Tax Law, a company dissolved by proclamation may file in the department of state a certificate of consent of the commissioner of taxation and finance and, if the commissioner finds that all fees, taxes, penalties and interest charges have been paid, the commissioner may grant such consent and the dissolution is thereby effectively annulled. The Company is in the process of making all required filings and paying all fees, taxes, penalties and interest charges due to the state of New York in order to reinstate the Company. In addition, while the Company does not believe that any federal income taxes were due for the years 1996 to 2001, the Company intends to file the required federal income tax returns for such years and pay any amounts that may be found to be owing for such periods.

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 1999, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1  Certification

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GEN/RX, INC.
                                               (Registrant)

Date: May 22, 2003                         By: /s/  Jack Margareten
                                               --------------------
                                               Jack Margareten
                                               Acting President and Chief
                                               Executive Officer, Chief
                                               Financial Officer and Sole
                                               Director

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