Form 10-K
period 1999-12-31
GEN RX INC
filed 2003-05-23
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1999
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

Nonetheless, even after Apotex's receipt of such proceeds from the liquidation of the Company's assets and sale of the Ft. Collins property, the Company remained indebted to Apotex in the amount of approximately $4,401,659at June 30, 1997. As of December 31, 1999, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Financial Statements Presentation

      With respect to the Company's financial information set forth in this Annual Report relating to the years ended December 31, 1999 and 1998, the financial statements are presented on a liquidation basis. All of the operations of AVP and AUSA are treated as discontinued operations.

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

      After the Company was placed in receivership and AUSA was sold to Apotex, Exchange Act reports relating to the Company were no longer filed with the Securities and Exchange Commission. Apotex, the Company's principal shareholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 1999, as well as Exchange Act reports for prior and subsequent periods in order to bring the Company's reporting up to date. There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company, or, if it does, that any of such pursuits will be successful. See "Legal Proceedings."

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the "Pink Sheets" under the ticker symbol "GNRX." The following table sets forth the range for high and low bid quotations for the Company's Common Stock as reported by the National Association of Securities Dealers or other qualified interdealer quotation medium for 1999 and 1998, the years for which financial information is provided in this Annual Report. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

                                                Bid
Quarter Ended                  High                                  Low

December 31, 1999              $.01                                 $.001
September 30, 1999             $.01                                 $.01
June 30, 1999                  $.001                                $.002
March 31, 1999                 $.002                                $.002

December 31, 1998              $.002                                $.002
September 30, 1998             $.002                                $.002
June 30, 1998                  $.002                                $.002
March 31, 1998                 $.002                                $.002

(b) Holders: As of December 31, 1999, and the date of this report, there were approximately 224 holders of record of the Company's Common Stock. The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in "street name."

(c) Dividends: The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts):

      The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 1999 and 1998 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report. The selected financial data as of December 31, 1997 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The selected financial data as at and for the period ended June 30, 1996 and as of December 31, 1996 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The selected financial data as at and for the year ended December 31, 1995 are derived from the consolidated audited financial statements of the Company, including the notes thereto, included and in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.

                                              Period From
                                            January 1, 1996
                                                Through                 Year Ended
                                             June 30, 1996           December 31, 1995
                                             -------------           -----------------
Net Sales                                                                 $4,976
Cost of Sales                                                              3,274
                                                                          ------
Gross Profit                                                               1,702
Operating expenses:
Product development                                                        1,093
Selling and distribution                                                   2,149
General and administrative                                                  843
                                                                          -----
                                                                           4,085
Operating (loss) from continuing
operations                                                                (2,383)
Interest expense                                  --                       1,069
                                                                          ------
(Loss) from continuing operations
                                                  --                      (3,452)
Discontinued Operations:
Loss from discontinued
operations until suspension of
operating activities                             (976)                    (4,461)

                                              Period From
                                            January 1, 1996
                                                Through                 Year Ended
                                             June 30, 1996           December 31, 1995
                                             -------------           -----------------
Loss from discontinued
operations after suspension of
operating activities                                                      (1,897)

Estimated  loss on disposition                     (150)                  (5,646)
Loss from discontinued operations                                         (8,552)
                                               --------                 --------
Net Loss                                       $ (1,126)                $(12,004)
                                               ========                 ========

Basic and Diluted (Loss) per share of
Common Stock:
Discontinued operations                           $.(05)                    (.62)
                                               --------                 --------
Net Loss                                          $.(05)                    (.62)
Weighted average number of common
shares outstanding                               20,879                   19,313
                                               ========                 ========

BALANCE SHEET DATA

                                             June 30, 1996           December 31, 1995
                                             -------------           -----------------
Working capital (deficit)                       (4,834)                 $(6,362)
Property and equipment, net                         --                      352
Total assets                                       201                    2,056
Capital deficit                                 (4,834)                  (4,321)


                                                                   December 31,
                                            ---------------------------------------------------------
                                            1999              1998              1997             1996
                                            ----              ----              ----             ----
Net Assets (liquidation basis)
Total assets                                $37               $37               $146             $128
Net assets in Liquidation                     0                 0                  0                0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With respect to the Company's financial information set forth in this Annual Report relating to the fiscal years ended December 31, 1999 and 1998, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant.

      The Company did not conduct any business operations in the fiscal years ended December 31, 1999, 1998 and 1997 (other than any activities relating to the liquidation of AVP) and, accordingly, no comparisons have been made between the 1999 and 1998 or the 1998 and 1997 fiscal years.

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

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex, by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended. The sale of AUSA reduced the Company's indebtedness to Apotex by $1,000,000. At December 31, 1999, the Company was indebted to Apotex in the amount of approximately $4,401,659.

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

ITEM 11. EXECUTIVE COMPENSATION

      In December 1995, the Company discontinued the operations of AVP and laid off its AVP employees. In June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company's cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 1999, 1998 or 1997.

Employment Agreements:

The Company does not have any employment agreements.

Stock Option Grants in 1999:

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

      Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal 1999 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

PERFORMANCE GRAPH

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the five fiscal years ending with the fiscal year ended December 31, 1999 in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the Dow Jones Equity Market Index and
(c) the total return of the Dow Jones Pharmaceutical Index. Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The comparisons are based on historical data and are not intended to forecast the future performance of the Company's Common Stock.

                                  [Line Graph]

                    ASSUMES $100 INVESTED ON JANUARY 1, 1994
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING December 31, 1999

Index Description     1994       1995      1996      1997      1998       1999
-----------------     ----       ----      ----      ----      ----       ----

GEN/Rx, Inc.          100        22.32     0.18      0.18      0.18       0.09

Dow Jones Equity
Market Index          100        138       169       227       292        351

Dow Jones
Pharmaceutical Index  100        164       206       320       475        424

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

      Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 1999 and December 31, 1998.

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

Dated: May 22, 2003                           GEN/RX, Inc.


                                              By: /s/ Jack Margareten
                                                 ------------------------------
                                                       Jack Margareten
                                                       Acting President

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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                        Page
                                                                        ----

Report of Independent Public Accountants                                F-1

Consolidated Statement of Net Assets (liquidation basis) as of
December 31, 1999 and December 31, 1998                                 F-2

Consolidated Statement of Changes in Net Assets (liquidation basis)
for the fiscal years ended December 31, 1999 and December 31, 1998      F-3

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

Board of Directors and Shareholders
Gen/Rx, Inc.
New York, New York

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gen/Rx, Inc. and subsidiaries, as of December 31, 1999 and 1998 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Company sold its remaining operating subsidiary in an auction and effective July 1, 1996, the Company reports on a liquidation basis of accounting for periods subsequent to June 30, 1996.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 1999 and 1998 and consolidated changes in net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Company, LLP
New York, New York
October 24, 2002

Consolidated Statements of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                                       December 31,
                                                                                    -----------------
                                                                                     1999      1998
                                                                                    -------   -------
ASSETS
Cash                                                                                $    12   $    12
Accounts receivable                                                                      25        25
                                                                                    -------   -------

                                                                                         37        37

LIABILITIES
Accrued expenses and taxes                                                               37        37
                                                                                    -------   -------

Commitments and contingencies

Net assets in liquidation                                                           $     0   $     0
                                                                                    =======   =======

Net assets in liquidation per common share (based on 20,878,711 common shares
   outstanding)                                                                     $     0   $     0
                                                                                    =======   =======

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                        Year Ended
                                                       December 31,
                                                     -----------------
                                                      1999      1998
                                                     -------   -------

Net assets - beginning of the year                   $     0   $     0
                                                     -------   -------

Net assets in liquidation - end of the year          $     0   $     0
                                                     =======   =======

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Notes To Financial Statements
December 31, 1999

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

GEN/RX, INC. AND SUBSIDIARIES

Notes To Financial Statements
December 31, 1999

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

GEN/RX, INC. AND SUBSIDIARIES

Notes To Financial Statements
December 31, 1999

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