Form 10-Q
period 2000-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 2000

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

     Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                         June 30, 2000    December 31, 1999
                                                         -------------    -----------------
ASSETS
Cash                                                          $ 12               $ 12
Accounts receivable                                             25                 25
                                                              ----               ----
                                                                37                 37
LIABILITIES
Accrued expenses and taxes                                      37                 37
                                                              ----               ----

Commitments and contingencies

Net assets in liquidation                                     $  0               $  0
                                                              ====               ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)               $  0               $  0
                                                              ====               ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                           April 1, 2000       January 1, 2000      April 1, 1999      January 1, 1999
                                              through              through             through              through
                                           June 30, 2000        June 30, 2000       June 30, 1999       June 30, 1999
                                           -------------       ---------------      -------------      ----------------
Net assets - beginning of period                 $0                  $0                  $0                   $0
                                                 --                  --                  --                   --

Net assets in liquidation - end of period        $0                  $0                  $0                   $0
                                                 ==                  ==                  ==                   ==

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

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the six months ended June 30, 2000 and June 30, 1999 because there were no operations in 1999 and 2000.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 2000, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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