Form 10-Q
period 2000-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 2000

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

     Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                  September 30,   December 31,
                                                      2000            1999
                                                  -------------   ------------
ASSETS
Cash                                                  $ 37            $ 12
Accounts receivable                                                     25
                                                                      ----
                                                                        37
LIABILITIES
Accrued expenses and taxes                              37              37
                                                      ----            ----

Commitments and contingencies

Net assets in liquidation                             $  0            $  0
                                                      ====            ====

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)       $  0            $  0
                                                      ====            ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                              July 1, 2000    January 1,     July 1, 1999    January 1,
                                                through      2000 through      through      1999 through
                                              September 30,  September 30,   September 30,  September 30,
                                                  2000           2000            1999           1999
                                              -------------  -------------   -------------  -------------

Net assets - beginning of period                  $ 0            $ 0              $ 0           $ 0
                                                  ---            ---              ---           ---

Net assets in liquidation - end of  period        $ 0            $ 0              $ 0           $ 0
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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 2000 and September 30, 1999 because there were no operations in 1999 and 2000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      In 1996, the receiver for AVP caused AVP to commence an action against John DeTemple, a former president and director of the Company and AVP, in the U.S. District Court for the Eastern District of New York. The action sought payment of invoices in the aggregate amount of approximately $105,000 for orders placed with AVP by J.D.T., Inc. d/b/a American Veterinary Pharmaceuticals, an entity which management believed to owned by Mr. DeTemple. In June 2000, the Company settled the action against Mr. DeTemple for payment of $25,000, which the Company received in July 2000.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2000, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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