Form 10-K
period 2000-12-31
GEN RX INC
filed 2003-05-23
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 2000
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

      In January 1996, the Larimer County (Colorado) District Court appointed a receiver for AVP, including the Ft. Collins plant. The receiver liquidated approximately all of AVP's assets at its three locations in or near Ft. Collins, Colorado, for proceeds aggregating approximately $670,000. The receiver used the proceeds for disposal of hazardous and other wastes at the Ft. Collins plant and for continued care of AVP's inventory and other payroll and non-payroll related expenses. Upon final order of the court dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000, was paid to Apotex. In addition, on January 13, 1997, the Ft. Collins plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the Ft. Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale. Nonetheless, even after Apotex's receipt of such proceeds from the liquidation of the Company's assets and sale of the Ft. Collins property, the Company remained indebted to Apotex in the amount of approximately $4,401,659at June 30, 1997. As of December 31, 2000, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Financial Statements Presentation

      With respect to the Company's financial information set forth in this Annual Report relating to the years ended December 31, 2000 and 1999, the financial statements are presented on a liquidation basis. All of the operations of AVP and AUSA are treated as discontinued operations.

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

      After the Company was placed in receivership and AUSA was sold to Apotex, Exchange Act reports relating to the Company were no longer filed with the Securities and Exchange Commission. Apotex, the Company's principal shareholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 2000, as well as Exchange Act reports for prior and subsequent periods in order to bring the Company's reporting up to date. There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company, or, if it does, that any of such pursuits will be successful. See "Legal Proceedings."

ITEM 2. PROPERTIES

      The Company does not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: The Company's Common Stock is traded in the over-the-counter market and is quoted on the "Pink Sheets" under the ticker symbol "GNRX." The following table sets forth the range for high and low bid quotations for the Company's Common Stock as reported by the National Association of Securities Dealers or other qualified interdealer quotation medium for 2000 and 1999, the years for which financial information is provided in this Annual Report. These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

                                                     Bid
Quarter Ended                     High                                 Low

December 31, 2000                 $.001                                $.001
September 30, 2000                $.001                                $.001
June 30, 2000                     $.001                                $.001
March 31, 2000                    $.001                                $.001

December 31, 1999                 $.01                                 $.001
September 30, 1999                $.01                                 $.01
June 30, 1999                     $.001                                $.002
March 31, 1999                    $.002                                $.002

(b) Holders: As of December 31, 2000, and the date of this report, there were approximately 224 holders of record of the Company's Common Stock. The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in "street name."

(c) Dividends: The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts):

      The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2000 and 1999 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report. The selected financial data as of December 31, 1998 and 1997 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998. The selected financial data as at and for the period ended June 30, 1996 and as of December 31, 1996, are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


                                              Period From
                                            January 1, 1996
                                                Through
                                             June 30, 1996
                                             -------------

Discontinued Operations:
Loss from discontinued
operations until suspension of
operating activities                             (976)

Estimated loss on disposition                    (150)
                                              -------
Loss from discontinued operations
Net Loss                                      $(1,126)
                                              =======

Basic and Diluted Loss per share of
Common Stock:
Discontinued operations                       $  (.05)
                                              -------
Net Loss                                      $  (.05)
Weighted average number of common
shares outstanding                             20,879
                                              =======

BALANCE SHEET DATA

                                           June 30, 1996
                                           -------------
Working capital (deficit)                     (4,834)
Total assets                                     201
Capital deficit                               (4,834)

                                                 December 31,
                                    -------------------------------------
                                    2000    1999    1998    1997     1996
                                    ----    ----    ----    ----     ----

Net Assets (liquidation basis)
Total assets                        $37     $37     $37     $146     $128

Net assets in liquidation             0       0       0        0        0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With respect to the Company's financial information set forth in this Annual Report relating to December 31, 2000 and 1999, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Ft. Collins plant.

      The Company did not conduct any business operations in the fiscal years ended December 31, 2000, 1999 and 1998, and, accordingly, no comparisons have been made between the 2000 and 1999 or the 1999 and 1998 fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996 (cessation of operations), the Company had cash and a capital deficiency of $0 and $4,834,000, respectively.

      At December 31, 2000 and at present, the Company lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations with the sale of AUSA to Apotex. All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of the Ft. Collins plant. Apotex, the Company's principal stockholder, is currently considering various business alternatives relating to the Company, including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested investor for a sale of its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

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

      At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000, including $447,000 of accounts payable converted to notes pursuant to the amendment to the Loan Agreement. The Company's failure to pay the amounts due December 22, 1995 constituted an Event of Default under the Loan Agreement and Apotex, by a letter dated January 2, 1996, accelerated the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended. The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to notes pursuant to the Loan Agreement, as amended. The sale of AUSA reduced the Company's indebtedness to Apotex by $1,000,000. At December 31, 2000, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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

ITEM 11. EXECUTIVE COMPENSATION

      In December 1995, the Company discontinued the operations of AVP and laid off its AVP employees. In June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company's cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2000, 1999 or 1998.

Employment Agreements:

The Company does not have any employment agreements.

Stock Option Grants in 2000:

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

      Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal 2000 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

PERFORMANCE GRAPH

      The following graph provides a comparison on a cumulative basis of the yearly percentage change over the five fiscal years ending with the fiscal year ended December 31, 2000 in (a) the total Stockholder return on the Company's Common Stock with (b) the total return on the Dow Jones Equity Market Index and
(c) the total return of the Dow Jones Pharmaceutical Index. Such yearly percentage change has been measured by dividing (1) the sum of (A) the amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price per share at the end and at the beginning of the measurement period, by (ii) the price per share at the beginning of the measurement period. The comparisons are based on historical data and are not intended to forecast the future performance of the Company's Common Stock

                                  [Line Graph]

                    ASSUMES $100 INVESTED ON JANUARY 1, 1995
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING December 31, 2000

Index Description     1995       1996      1997      1998      1999       2000
-----------------     ----       ----      ----      ----      ----       ----

GEN/Rx, Inc.          100        0.80      0.80      0.80      0.40       0.40

Dow Jones Equity
Market Index          100        123       164       211       255        232

Dow Jones
Pharmaceutical Index  100        124       191       284       256        355

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

      Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 2000 and December 31, 1999.

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


Dated: May 22, 2003                      GEN/RX, Inc.


                                         By: /s/ Jack Margareten
                                            -------------------------------
                                                  Jack Margareten
                                                  Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                          Title                        Date
        ---------                          -----                        ----

/s/ Jack Margareten          Acting President and Chief Executive   May 22, 2003
-------------------------    Officer, Chief Financial Officer and
Jack Margareten              Sole Director

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


Dated: May 22, 2003                      /s/ Jack Margareten
                                         ---------------------------------
                                         Jack Margareten
                                         Acting President and Chief Executive
                                         Officer and Chief Financial Officer

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                      Page
                                                                      ----

Report of Independent Public Accountants                              F-1

Consolidated Statement of Net Assets (liquidation basis) as of
December 31, 2000 and December 31, 1999                               F-2

Consolidated Statement of Changes in Net Assets (liquidation basis)
for the fiscal years ended December 31, 2000 and December 31, 1999    F-3

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

GEN/RX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Gen/Rx, Inc.
New York, New York

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Gen/Rx, Inc. and subsidiaries, as of December 31, 2000 and 1999 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 2000 and 1999 and consolidated changes in net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Co., LLP
New York, New York
October 24, 2002

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                                           December 31,
                                                                                     ------------------------
                                                                                       2000             1999
                                                                                     -------          -------
ASSETS
Cash                                                                                 $    37          $    12
Accounts receivable                                                                                        25
                                                                                                      -------

                                                                                          37               37

LIABILITIES
Accrued expenses and taxes                                                                37               37
                                                                                     -------          -------

Commitments and contingencies

Net assets in liquidation                                                            $     0          $     0
                                                                                     =======          =======

Net assets in liquidation per common share (based on 20,878,711 common shares
   outstanding)                                                                      $     0          $     0
                                                                                     =======          =======

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                      Year Ended
                                                     December 31,
                                                  -----------------
                                                    2000      1999
                                                  -------   -------

Net assets - beginning of the year                $     0   $     0
                                                  -------   -------

Net assets in liquidation - end of the year       $     0   $     0
                                                  =======   =======

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000

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

GEN/RX, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000

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

GEN/RX, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000

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