Form 10-Q
period 2001-03-31
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 2001

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

     Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                   March 31,       December 31,
                                                     2001             2000
                                                   ---------       ------------
ASSETS
Cash                                                  $37              $37

LIABILITIES
Accrued expenses and taxes                             37               37
                                                      ---              ---

Commitments and contingencies

Net assets in liquidation                             $ 0              $ 0
                                                      ===              ===

Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)       $ 0              $ 0
                                                      ===              ===

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                             January 1, 2001   January 1, 2000
                                                  through          through
                                              March 31, 2001   March 31, 2000
                                             ---------------   ---------------

Net assets - beginning of period                    $0               $0
                                                    --               --

Net assets in liquidation - end of period           $0               $0
                                                    ==               ==

See Notes to Financial Statements

GEN/RX, INC.
Notes to Financial Statements

Note 1. Financial Statements:

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in the Company's annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the three months ended March 31, 2001 and March 31, 2000 because there were no operations in 2000 and 2001.

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

      The Company has not filed all required tax returns or paid all taxes due since 1995. As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the secretary of state of the state of New York on June 27, 2002. Under New York's Tax Law, a company dissolved by proclamation may file in the department of state a certificate of consent of the commissioner of taxation and finance and, if the commissioner finds that all fees, taxes, penalties and interest charges have been paid, the commissioner may grant such consent and the dissolution is thereby effectively annulled. The Company is in the process of making all required filings and paying all fees, taxes, penalties and interest charges due to the state of New York, in order to reinstate the Company. In addition, while the Company does not believe that any federal income taxes were due for the years 1996 to 2001, the Company intends to file the required federal income tax returns for such years and pay any amounts that may be found to be owing for such periods.

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 2001, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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


Dated: May 22, 2003                             /s/ Jack Margareten
                                                -------------------------------
                                                Jack Margareten
                                                Acting President and Chief
                                                Executive Officer and Chief
                                                Financial Officer

                                  EXHIBIT INDEX

99.1                Certification