Form 10-Q
period 2001-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2001

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

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                     September 30, 2001      December 31, 2000
                                                                     ------------------      -----------------
ASSETS
Cash                                                                          $37                   $37

LIABILITIES
Accrued expenses and taxes                                                     37                    37
                                                                             ----                  ----

Commitments and contingencies

Net assets in liquidation                                                      $0                    $0
                                                                             ====                  ====
Net assets in liquidation per common share
(based on 20,878,711 common shares outstanding)                                $0                    $0
                                                                             ====                  ====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                   July 1, 2001          January 1, 2001       July 1, 2000        January 1, 2000
                                                      through                through              through              through
                                                 September 30, 2001    September 30, 2001   September 30, 2000   September 30, 2000
                                                 ------------------    ------------------   ------------------   ------------------
Net assets - beginning of period                         $0                      $0                   $0                 $0
                                                      -----                    ----                 ----               ----

Net assets in liquidation - end of period                $0                      $0                   $0                 $0
                                                      =====                    ====                 ====               ====

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

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 2001 and September 30, 2000 because there were no operations in 2000 and 2001.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2001, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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