Form 10-Q
period 2002-06-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 2002

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

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)


                                                            June 30, 2002         December 31, 2001
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
                                                                =====                   =====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                   April 1, 2002     January 1, 2002     April 1, 2001   January 1, 2001
                                                       through           through             through         through
                                                    June 30, 2002     June 30, 2002      June 30, 2001    June 30, 2001
                                                   -------------     ---------------     -------------   ---------------
Net assets - beginning of period                            $0                $0                 $0              $0
                                                        ------            ------             ------          ------

Net assets in liquidation - end of period                   $0                $0                 $0              $0
                                                        ======            ======             ======          ======

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the six months ended June 30, 2002 and June 30, 2001 because there were no operations in 2001 or 2002.

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

Item 3.  Defaults Upon Senior Securities

         The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 2002, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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