Form 10-Q
period 2002-09-30
GEN RX INC
filed 2003-05-23
CIK 841543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

                                   GEN/RX, INC.
                                    FORM 10-Q
                                    CONTENTS

PART I  -- FINANCIAL INFORMATION                                                             Page
                                                                                             ----
           Item 1. Financial Statements (unaudited)

                   Consolidated Statement of Net Assets (liquidation basis)                    1

                   Consolidated Statement of Changes in Net Assets (liquidation basis)         2

                   Notes to Consolidated Financial Statements                                  3

                   Management's Discussion and Analysis of Financial Condition and
           Item 2. Results of Operations                                                       4

           Item 4. Controls and Procedures                                                     4

PART II  -- OTHER INFORMATION

           Item 1. Legal Proceedings                                                           5

           Item 3. Defaults Upon Senior Securities                                             5

           Item 6. Exhibits and Reports on Form 8-K                                            5

           Signatures                                                                          6

           Exhibit Index

                                     PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                                September 30, 2002    December 31, 2001
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
                                                                      =====               =====

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

                                                 July 1, 2002        January 1, 2002        July 1, 2001         January 1, 2001
                                                    through               through             through                through
                                              September 30, 2002    September 30, 2002   September 30, 2001    September 30, 2001
                                              ------------------    ------------------   ------------------    ------------------
Net assets - beginning of period                        $0                   $0                   $0                    $0
                                                      ----                 ----                 ----                  ----

Net assets in liquidation - end of period               $0                   $0                   $0                    $0
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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      No comparison is made in this report for the nine months ended September 30, 2002 and September 30, 2001 because there were no operations in 2001 and 2002.

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

ITEM 4. Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial

Officer (the "Certifying Officer"). Based upon that evaluation, the Certifying Officer concluded that the Company's disclosure controls and procedures are adequate. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

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

Item 3. Defaults Upon Senior Securities

      The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2002, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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