Form 10-K
period 2002-12-31
GEN RX INC
filed 2005-04-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-24496

GEN/Rx, Inc.
(Name of Registrant as Specified in its Charter)

New York	11-2728666
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 Woodmere Boulevard, Woodmere, New York	11598
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 569-3800

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.004 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2004 based on the price last sold in the over-the-counter market on November 15, 2001.  $5,525

Number of shares of common stock outstanding as of April 14, 2005.  20,878,711

Caution Regarding Forward-Looking Information

Certain statements contained in this report including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, and words of similar import, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, international, national and local general economic and market conditions; demographic changes; the ability of the company to obtain, sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate businesses; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions and other factors referenced in this and other reports.

Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims and obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

General

GEN/Rx, Inc. (“GEN/Rx” or the “Company”) effectively ceased operations on or about June 30, 1996.

The Company was originally incorporated as American Veterinary Products, Inc. under the laws of the State of Colorado in 1976. In January 1988, American Veterinary Products, Inc. was acquired by Transmed Express, Inc.(“Transmed”), a publicly held company incorporated under the laws of the State of New York, in a stock-for-stock transaction. In March 1993, American Veterinary Products, Inc. changed its name to GEN/Rx, Inc.

GEN/Rx was a holding company which, through its subsidiaries, was in the business of developing, manufacturing and distributing generic injectable drugs. GEN/Rx had three wholly-owned subsidiaries:  AUSA, Inc. (“AUSA”), which was sold in June 1996 to the Company’s principal stockholder and principal creditor, Apotex Corp. (formerly known as Apotex USA, Inc.; “Apotex”); American Veterinary Products, Inc. (“AVP”), which discontinued operations in December 1995; and Collins Laboratories, Inc. (“Collins”), which has been inactive since its inception.

The Company has experienced significant operating losses since its inception resulting in a deficit equity position.

On June 27, 2002, the Company was dissolved by proclamation of the Secretary of State of the State of New York for failure to file franchise tax reports or pay franchise taxes.  The Company is currently seeking reinstatement.  See “Item 3. Legal Proceedings” below.

Unless the context requires otherwise, references in this Annual Report to the “Company” shall be deemed to include, collectively, GEN/Rx and its subsidiaries.

Business Combination

On April 13, 1995, the Company’s newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., merged with and into AUSA (the “Merger”).  Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs.

Prior to the Merger, AUSA was a subsidiary of Apotex. As part of the Merger, the Company issued to Apotex 15,353,840 shares of common stock, $.004 par value (the “Common Stock”), as a result of which Apotex became the owner of approximately 74% of the outstanding Common Stock of the Company.  In addition, the Company issued warrants to certain employees and consultants of Apotex to purchase 270,000 shares of Common Stock of GEN/Rx at a price of $1.50 per share.

Loan Arrangements

In connection with the Merger, the Company entered into a loan agreement with Apotex, dated April 13, 1995 (the “Original Loan Agreement”), pursuant to which Apotex agreed to lend to the Company a term loan in the amount of $500,000 represented by a term note (the “Term Note”) and up to $2,000,000 in the form of a revolving line of credit loan represented by a revolving line of credit note (the “Revolving Note” and together with the Term Note, the “Notes”), each dated April 13, 1995. Interest on the loans was at the rate of 1% over prime and was payable on the first business day of each March, June, September and December.  The Company’s repayment of the loans was secured by all of the assets of the Company. The Notes had an original maturity date of April 13, 1998. In connection with the loans, Apotex received warrants to purchase a number of shares of the Company’s Common Stock in an amount equal to one share for each dollar advanced under the Loan Agreement at an exercise price of $1.00 per share. The warrants were exercisable for a period of three years and have now expired.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Original Loan Agreement to provide for the extension by Apotex of further advances of cash (the “Amended Loan Agreement”). The Amended Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount which sums would be due on demand or, in any event, on or prior to December 22, 1995, and which sums would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. The Company requested additional advances and Apotex advanced approximately $325,000 additional funds to the Company through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company also issued to Apotex warrants to purchase an additional 813,783 shares of the Company’s Common Stock at an exercise price of $.75 per share. The warrants were exercisable for a period of three years and have now expired.

At December 31, 1995, the Company was indebted to Apotex in the amount of approximately $3,563,000, including $447,000 of accounts payable which had been converted to notes pursuant to the Amended Loan Agreement.  The Company’s failure to pay amounts due on December 22, 1995 constituted an event of default under the Amended Loan Agreement and, by a letter dated January 2, 1996, Apotex notified the Company that it was accelerating the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt.  As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended, including AVP’s manufacturing plant in Fort Collins, Colorado.  The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000.

In January, 1996, Apotex sought and received the appointment of a receiver for AVP’s Fort Collins manufacturing plant in a proceeding before the Federal District Court in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory. As a result of the Amended Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations.  See “Item 1. Business - Discontinued Operations of AVP” below.  The receiver liquidated substantially all of AVP’s assets at its three locations in or near Fort Collins, Colorado, for proceeds aggregating approximately $670,000 which proceeds were used for the disposal of hazardous and other wastes at the Fort Collins manufacturing plant and for continued care of AVP’s inventory and other payroll and non-payroll related expenses.  Upon final order of the Court, dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000 was paid to Apotex as the principal creditor. In addition, pursuant to the Amended Loan Agreement,  accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex.  Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996.  See “Item 1. Business - Sale of AUSA” below. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to additional debt pursuant to the Amended Loan Agreement.

In January, 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings.  In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale.  Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997.  As of December 31, 2002, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Sale of AUSA

In February 1996, in light of the Company’s losses, the Company retained the services of the investment banking firm Hill Thompson Capital Markets, Inc. (“Hill Thompson”), to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company’s assets and maximize shareholder value.  Hill Thompson recommended the sale of AUSA, identified potential purchasers for AUSA, prepared a confidential descriptive memorandum and sought to solicit interest in AUSA on behalf of the Company.  Hill Thompson was not successful in identifying any interested parties.

The Company held an auction on June 28, 1996 to sell all of the issued and outstanding shares of AUSA common stock.  All of such shares were subject to a perfected security interest in favor of Apotex.  The auction was held at Hill Thompson’s office at 437 Madison Avenue in New York City and the minimum price for the AUSA shares was $1,000,000.  At the auction, Apotex bid $1,000,000 for the shares of AUSA.  Apotex was the only bidder at the auction.  The Company and Apotex consummated the purchase promptly after the auction, with an effective date of July 1, 1996.  Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness in favor of Apotex by $1 million.  At September 30, 1996, after the sale of AUSA to Apotex, the Company’s indebtedness to Apotex totaled approximately $4,400,000, all of which was due and payable.

Discontinued Operations of AVP

In connection with an inspection by the U.S. Food and Drug Administration (“FDA”) of AVP’s manufacturing plant from October 1994 through May 1995, AVP received a “warning letter” from the Denver District Office of the FDA setting forth certain alleged deviations from current good manufacturing practice regulations (“GMPs”) and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following new management’s investigation of the matters set forth in the warning letter, management suspended indefinitely the manufacture of products.  In December 1995, management decided to discontinue the operations of AVP because it determined that the time and financial commitment required to rehabilitate AVP’s operations would be too great for the Company to pursue. In connection with management’s decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements.

Present Lack of Operations

The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Fort Collins manufacturing plant.

The Company does not have any employees or executive officers, other than Jack Margareten, who serves as part-time Acting President and Chief Financial Officer.  The Company’s Board of Directors has four seats, three of which are vacant.  Jack Margareten is the sole director of the Company.  Mr. Margareten was appointed sole director and elected as Acting President of the Company and its subsidiaries in May 2001 after then-President, Chief Executive Officer and sole director Jack M. Schramm resigned from such positions.  Mr. Schramm also served as President of both Apotex, which owns approximately 74% of the Company, and AUSA, a former subsidiary of the Company acquired by Apotex effective July 1, 1996.  Mr. Margareten, who prior to May 1997 served as Chief Financial Officer of the Company and Apotex, also replaced Mr. Schramm as Acting President of Apotex in May 1997.

Prior to July 1, 1996, the Company’s executive offices were located at 1776 Broadway Suite 1900, New York, New York 10019.  All business operations have ceased and the Company does not lease or own any real property.  For purposes of this Annual Report, the Company’s office is c/o Jack Margareten, 600 Woodmere Boulevard, Woodmere, New York  11598.

After the Company was placed in receivership and AUSA was sold to Apotex, periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company were no longer filed with the Securities and Exchange Commission.  Reports for the period from December 31, 1996 through September 30, 2002 were filed on May 23, 2003.  Apotex, the Company’s principal stockholder, is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company and seeking an interested purchaser for its stock holdings in the Company.  Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 2002, as well as Exchange Act reports for subsequent periods in order to bring the Company’s reporting up to date.  There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company or, if it does, that any of such pursuits will be successful.  See “Item 3. Legal Proceedings” below.

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2002 and 2001, the financial statements are presented on a liquidation basis.  All of the operations of AVP and AUSA are treated as discontinued operations.

ITEM 2. PROPERTIES

Prior to July 1, 1996, the Company’s executive offices were located at 1776 Broadway Suite 1900, New York, New York 10019.  All business operations have ceased and the Company does not lease or own any real property.  For purposes of this Annual Report, the Company’s office is c/o Jack Margareten, its Acting President and Chief Executive Officer and Chief Financial Officer, at 600 Woodmere Boulevard, Woodmere, New York  11598.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.  However, the Company is indebted to Apotex in the amount of approximately $4,400,000 and has previously had a receiver appointed for its subsidiary, AVP.  See “Item 1. Business — Loan Arrangements” above.

As a result of the failure to timely file reports under the Exchange Act relating to the Company since the Company’s cessation of operations in 1996, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act.  Any such penalties could materially adversely affect the Company.

The Company had not filed all required tax returns or paid all taxes due since 1995.  As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the Secretary of State of the State of New York on June 27, 2002.  Under New York’s Tax Law, a company dissolved by proclamation may file with the Department of State a Certificate of Consent of the Commissioner of Taxation and Finance and, if the Commissioner finds that all fees, taxes, penalties and interest charges have been paid, the Commissioner may grant Consent whereupon the dissolution is thereby effectively annulled.  In February, 2005, the Company made all required filings and paid all fees, taxes, penalties and interest charges due to the State of New York in order to reinstate the Company.  In addition, while the Company does not believe that any federal income taxes were due for the years 1996 through 2004, the Company has filed the required federal income tax returns for such years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information. The Company’s Common Stock is traded in the over-the-counter market and is quoted on the “Pink Sheets” under the ticker symbol “GNRX.”  The following table sets forth the range for high and low bid quotations for the Company’s Common Stock as reported by the National Association of Securities Dealers, Inc. or other qualified interdealer quotation medium for 2002 and 2001, the years for which financial information is provided in this Annual Report.  These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

	Bid
Quarter Ended	High	Low
December 31, 2002	$.001	$.001
September 30, 2002	$.001	$.001
June 30, 2002	$.002	$.001
March 31, 2002	$.002	$.001

December 31, 2001	$.001	$.001
September 30, 2001	$.001	$.001
June 30, 2001	$.001	$.001
March 31, 2001	$.001	$.001

(b)           Holders. As of December 31, 2002, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.  The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in “street name.”

(c)           Dividends. The Company has not paid cash dividends on its Common Stock since inception. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including whether the Company establishes operations.

(d)           Securities Authorized for Issuance under Equity Compensation Plans.  The Company has no equity compensation plans at this time.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002, the Company adopted the liquidation basis of accounting.  The selected financial data presented below is, on a liquidation basis, as of December 31, 2002, 2001, 2000, 1999, and 1998.  The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.  The selected financial data as of December 31, 2002 and 2001 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.  The selected financial data as of December 31, 2000 and 1999 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The selected financial data as of December 31, 1998 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

	December 31,
	2002	2001	2000	1999	1998
Net assets (liquidation basis)
Total assets	$37	$37	$37	$37	$37
Net assets in liquidation	0	0	0	0	0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ending December 31, 2002 and 2001, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996.  All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

The Company did not conduct any business operations in the fiscal years ended December 31, 2002, 2001 and 2000 and, accordingly, no comparisons have been made between the 2002 and 2001 or the 2001 and 2000 fiscal years.  The Company has adopted the liquidation basis of accounting and, as such, the net assets of the Company at December 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company are stated at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2002 and at present, the Company has cash of $37,000 and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.  All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant.  Apotex, the Company’s principal stockholder and principal creditor, is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company and seeking an interested purchaser for its stock holdings in the Company.  There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

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

In connection with the Merger, the Company entered into a loan agreement with Apotex, dated April 13, 1995 (the “Original Loan Agreement”), pursuant to which Apotex agreed to lend to the Company a term loan in the amount of $500,000 represented by a term note (the “Term Note”) and up to $2,000,000 in the form of a revolving line of credit loan represented by a revolving line of credit note (the “Revolving Note” and together with the Term Note, the “Notes”), each dated April 13, 1995. Interest on the loans was at the rate of 1% over prime and was payable on the first business day of each March, June, September and December.  The Company’s repayment of the loans was secured by all of the assets of the Company. The Notes had an original maturity date of April 13, 1998. In connection with the loans, Apotex received warrants to purchase a number of shares of the Company’s Common Stock in an amount equal to one share for each dollar advanced under the Loan Agreement at an exercise price of $1.00 per share. The warrants were exercisable for a period of three years and have now expired.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Original Loan Agreement to provide for the extension by Apotex of further advances of cash (the “Amended Loan Agreement”). The Amended Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 original loan amount which sums would be due on demand or, in any event, on or prior to December 22, 1995, and which sums would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. The Company requested additional advances and Apotex advanced approximately $325,000 additional funds to the Company through December 31, 1995. The Company agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company also issued to Apotex warrants to purchase an additional 813,783 shares of the Company’s Common Stock at an exercise price of $.75 per share. The warrants were exercisable for a period of three years and have now expired.

At December 31, 1995, the Company was indebted to Apotex in the amount of approximately $3,563,000, including $447,000 of accounts payable which had been converted to notes pursuant to the Amended Loan Agreement.  The Company’s failure to pay amounts due on December 22, 1995 constituted an event of default under the Amended Loan Agreement and, by a letter dated January 2, 1996, Apotex notified the Company that it was accelerating the entire amount of indebtedness of the Company and its subsidiaries, which were jointly and severally liable for the debt.  As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended, including AVP’s manufacturing plant in Fort Collins, Colorado.  The Company continued to receive additional advances from Apotex in 1996 in the aggregate amount of $862,000.

In January, 1996, Apotex sought and received the appointment of a receiver for AVP’s Fort Collins manufacturing plant in a proceeding before the Federal District Court in Larimer County, Colorado. The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory. As a result of the Amended Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds from the Apotex loans. AVP subsequently discontinued operations.  See “Item 1. Business - Discontinued Operations of AVP”  above.  The receiver liquidated substantially all of AVP’s assets at its three locations in or near Fort Collins, Colorado, for proceeds aggregating approximately $670,000 which proceeds were used for the disposal of hazardous and other wastes at the Fort Collins manufacturing plant and for continued care of AVP’s inventory and other payroll and non-payroll related expenses.  Upon final order of the Court, dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000 was paid to Apotex as the principal creditor. In addition, pursuant to the Amended Loan Agreement,  accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex.  Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996.  See “Item 1. Business - Sale of AUSA” above. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to additional debt pursuant to the Amended Loan Agreement.

In January, 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings.  In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale.  Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997.  Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 2002 and December 31, 2001.  As of December 31, 2002, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated Financial Statements appear on Pages F-1 through F-8.  See Index to Financial Statements after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s sole officer acting as principal executive officer and principal financial officer and director has evaluated the effectiveness of the disclosure controls and procedures of the Company.  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company’s management does not expect that the Company’s disclosure controls and procedures would prevent all errors and all frauds.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met.  Further the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all issues and instances of error and fraud, if any within a company have been identified.

As the Company currently has no operations and no revenues and only one officer, the Company has limited disclosure controls and procedures in place. Based on the evaluation conducted prior to the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures have functioned effectively so as to provide the officer with the information necessary to determine whether:

                (i)            this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

                (ii)           the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K.

There have been no significant changes in the Company’s internal controls or in other factors since the date of the evaluation by the sole officer and director that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Prior to May 1997, Jack H. Schramm, then 48, was sole Director of the Company and Acting President and Chief Executive Officer of the Company.  Mr. Schramm had served as a Director of the Company since April 13, 1995 and as Acting President and Chief Executive Officer of the Company since January 1996.  Mr. Schramm was a Director of Apotex, the Company’s principal stockholder and principal creditor, from 1993 to May 1997.  From 1993 through January 1996, Mr. Schramm was Executive Vice President of Apotex and from January 1996 to May 1997, President of Apotex. From 1991 to 1993, Mr. Schramm was a financial and international marketing consultant to Genpharm, a Canadian pharmaceutical company. From 1982 to 1990, Mr. Schramm was Senior Vice President of Joffee Lasalle Company, a Manhattan commercial real estate firm.

On May 1, 1997, Jack Margareten, then Chief Financial Officer of the Company and Apotex, replaced Mr. Schramm as sole Director and Acting President of the Company and Apotex.  Mr. Margareten has been Chief Financial Officer of the Company and Apotex since April 1996.  Mr. Margareten’s services for the Company have been performed on a part-time, as needed basis since the Company’s cessation of operations in June 1996.  Since December 26, 1999, Mr. Margareten has served in a full-time capacity as Chief Operating Officer of Fashion Accessory Bazaar, LLC, a privately held company.  Prior to such date, Mr. Margareten was self-employed in personal investments.

ITEM 11. EXECUTIVE COMPENSATION

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex.  As a result, the Company has no business operations and does not employ any employees or executive officers for compensation.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company.  Such services and related compensation have been minimal.  Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2002, 2001 or 2000.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2002

The Company did not make any stock option grants in fiscal year 2002.

Directors Compensation

The Company’s sole directors who is also its sole officer and employee is not compensated and does not receive expense reimbursement for his service as a director.

Compensation Committee Interlocks and Insiders Participation

The Company’s sole executive officer has not served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served on the Board of Directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, copies of which are required by regulation to be furnished to the Company.

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2002 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2002:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

	Shares Owned	Percentage of
Name and Address of	Beneficially and	Outstanding Shares
Beneficial Owner	Of Record(1)	Of Common Stock

Apotex USA, Inc.	15,353,840	73.5%
1776 Broadway, Suite 1900
New York, NY 10019

John R. Toedtman(2)	1,073,003	5.7%
11 Birch Drive
Basking Ridge, NJ 07920

Jack Margareten	0	*
600 Woodmere Boulevard
Woodmere, NY 11598

All Executive Officers and
Directors (1 person)	0	*

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

(2)           John Toedtman served as President of the Company and each of its subsidiaries from April 13, 1995 through January 8, 1996, and as a director of the Company, AVP and Collins for each of 1995 and 1994.  Effective January 8, 1996, Mr. Toedtman resigned from all capacities served with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 13, 1995, the Merger of the Company’s newly formed wholly-owned subsidiary, GEN/Rx Acquisition Subsidiary, Inc., with and into AUSA was consummated. Pursuant to the Merger, the Company acquired all the assets of AUSA, a company engaged in the distribution of injectable drugs to the hospital market. AUSA was a subsidiary of Apotex. As part of the Merger transaction, the Company issued to Apotex 15,353,840 shares of its Common Stock.  As a result, Apotex became the owner of approximately seventy four percent (74%) of the outstanding Common Stock of the Company. In addition, warrants to purchase 270,000 shares of the Company’s Common Stock at a price of $1.50 per share were issued to employees and consultants of Apotex in connection with the Merger.

Since the former stockholders of AUSA own 74% of the Company, the transaction was accounted for as if AUSA acquired the net assets of the Company for the previously issued and outstanding shares of Common Stock of the Company.

In connection with the Merger, Apotex made certain loans to the Company.  See “Item 1. Business — Loan Arrangements” above for a full description of such loan arrangements.  As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million.   At December 31, 2002, the Company remained indebted to Apotex in the amount of approximately $4,400,000.

Since the Company’s cessation of operations in June 1996, Jack Margareten, the Company’s Chief Financial Officer and Acting President, has been compensated by Apotex for any services rendered or out of pocket expenses incurred on behalf of or for the Company.  Such services and related compensation have been minimal.  It is not expected that Apotex will charge the Company for such expenses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)  Financial Statements.

See Index to Financial Statements after Signature Page.

(a)(3)  Exhibits.

2.5                                 Amended and Restated Master Agreement, dated April 13, 1995.  (Filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.7                                 Plan and Agreement of Merger, dated April 13, 1995.  (Filed as Exhibit 2.7 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.25                           Verified Complaint for Appointment of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc.  (Filed as Exhibit 2.25 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.27                           Order Appointing Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc.  (Filed as Exhibit 2.27 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.28                           First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.29                           1st Choice Bank’s Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.30                           Stipulation Authorizing Sales of Assets, dated June 7, 1996 by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation, dated June 7, 1996 in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.31                           Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.32                           Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.33                           Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement.  (Filed as Exhibit 2.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.2                           Separation and Release Agreement, dated as of November 6, 1996, among Jack Schramm and Apotex USA Inc., GEN/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).  (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.3                           Addendum No. 1, dated as of April 21, 1997, to Separation and Release Agreement, dated as of November 6, 1996, among Jack Schramm and Apotex USA Inc., GEN/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).  (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

16                                    Letter regarding change in accountants.  (Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 10, 1995.)

21            Subsidiaries

31            Rule 13a-14(a)/15d-14(a) Certification

32            Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005	GEN/Rx, Inc.

	By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Margareten	Acting President and Chief	April 14, 2005
Jack Margareten	Executive Officer, Chief
Financial Officer and Sole
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the Company reports on a liquidation basis of accounting for periods subsequent to June 30, 1996.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 2002 and 2001 and changes in consolidated net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP
New York, New York
February 22, 2005

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	December 31,
	2002	2001

ASSETS
Cash	$37	$37

LIABILITIES
Accrued expenses and taxes	37	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares Outstanding in 2002 and 2001)	$0	$0

See notes to financial statements

Consolidated Statements of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	Year Ended
	December 31,
	2002	2001

Net assets - beginning of the year	$0	$0

Net assets in liquidation - end of the year	$0	$0

See notes to financial statements

Notes to Financial Statements

December 31, 2002

Note A - The Company

GEN/Rx, Inc. (“GEN/Rx”), through its wholly-owned subsidiaries, AUSA, Inc. (“AUSA”) and American Veterinary Products Inc. (“AVP”), was formerly engaged in the distribution of generic pharmaceutical products and veterinary products (collectively, the “Company”).

[1]                   AUSA:

On July 1, 1996, pursuant to an auction, GEN/Rx sold its shares of the capital stock of AUSA in exchange for forgiveness of $1 million of indebtedness owed to Apotex USA Inc. (“Apotex”), a Delaware corporation and the Company’s principal stockholder and principal creditor.

Although Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness in favor of Apotex, approximately $4 million of indebtedness remained outstanding after the sale.

[2]                   AVP:

In connection with an inspection of its manufacturing facility from October 1994 through May 1995 by the U.S. Food and Drug Administration (“FDA”), AVP received a “warning letter” from the Denver District Office of the FDA setting forth certain alleged deviations from current good manufacturing practice regulations and alleged violations of related provisions of the Federal Food, Drug and Cosmetic Act.

In June 1995, following management’s investigation of the matters set forth in the warning letter, management suspended the manufacture of products indefinitely.  In December 1995, management decided to discontinue the operations of AVP.  AVP was put into receivership in January 1996 by Apotex, its principal secured creditor.

The receiver liquidated all of AVP’s assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP’s property and for continued care of AVP’s inventory.  Upon final court order, after all liabilities of the receivership were paid, all remaining cash, amounting to approximately $40,000 was paid to Apotex.

[3]                   Basis of presentation:

As of July 1, 1996, the Company has adopted the liquidation basis of accounting.  Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

Note B - Notes Payable - Apotex

The Company and Apotex, the principal stockholder and principal creditor of the Company, entered into certain lending arrangements under a loan agreement, dated April 13, 1995 (the

“Original Loan Agreement”), pursuant to which Apotex agreed to lend to the Company $500,000 in the form of a term loan and up to $2,000,000 in the form of a revolving line of credit loan.  Both loans were evidenced by promissory notes, each dated April 13, 1995, maturing on April 13, 1998.  The Company borrowed up to the full credit limit on the line of credit, and the aggregate indebtedness of $2,500,000 was outstanding.  Interest on the loans was at the rate of 1% over prime and was payable on the first business day of each March, June, September and December.  The Company failed to pay certain accrued and unpaid interest when due.

The Company’s repayment of the loans was secured by all of the assets of the Company, including AVP’s manufacturing plant in Fort Collins, Colorado.  As additional consideration for the loans, the Company issued in favor of Apotex, warrants to purchase a number of shares of the Company’s common stock equal to one share for each dollar of cash loaned at an exercise price of $1 per share.  The warrants were exercisable for a period of three years.

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement to provide for additional extensions of cash by Apotex to the Company (the “Amended Loan Agreement”).  The Amended Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2,500,000 which additional amounts would be due on demand or, in any event, on or prior to December 22, 1995, but would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement.  The Company requested additional advances and Apotex advanced to the Company approximately $325,000 through December 31, 1995.  The Company also agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement.  In connection with the Amended Loan Agreement, the Company issued to Apotex a warrant to purchase an additional 813,783 shares of the Company’s common stock at an exercise price of $.75 per share. The warrants were exercisable for a period of three years.

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000 including $447,000 of accounts payable converted to notes pursuant to the Amended Loan Agreement.  The Company received additional advances from Apotex aggregating $862,000 in 1996.  The Company’s failure to make payments when due constituted events of default under the Amended Loan Agreement and, by letter dated January 2, 1996, Apotex accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, which required the Company to turn over to Apotex all of the collateral on January 5, 1996.

Apotex sought and received the appointment of a receiver for AVP’s manufacturing plant in a proceeding in Larimer County, Colorado, on January 4, 1996.  The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory (see Note A).  As a result of the Amended Loan Agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds.

As of December 31, 2002, the Company remains indebted to Apotex in the amount of approximately $4,400,000.  In addition, in 2002, Apotex paid approximately $47,000 of expense on behalf of the Company which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note C - Capital Deficit

Warrants:

Pursuant to the Original Loan Agreement and the Amended Loan Agreement, the Company issued to Apotex warrants to purchase shares of the Company’s common stock at the rate of one share for each dollar of loan advanced.  Under the terms of the loan agreement, Apotex received warrants to purchase 2,500,000 shares of the Company’s common stock exercisable at $1.00 per share; warrants to purchase 813,783 shares of the Company’s common stock exercisable at $.75 per share and warrants to purchase 498,032 shares of the Company’s common stock exercisable at $.75 per share.

Note D - Income Taxes

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which occurred in 1996 (see Note A) curtails, in all material respects the ability of the Company to carry forward previously generated net operating losses.

EXHIBIT INDEX

2.5                                 Amended and Restated Master Agreement, dated April 13, 1995.  (Filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.7                                 Plan and Agreement of Merger, dated April 13, 1995.  (Filed as Exhibit 2.7 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.25                           Verified Complaint for Appointment of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc.  (Filed as Exhibit 2.25 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.27                           Order Appointing Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc.  (Filed as Exhibit 2.27 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1995.)

2.28                           First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.29                           1st Choice Bank’s Answer, Counterclaim and Amended Cross Claim in Response to First Amended Complaint in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.30                           Stipulation Authorizing Sales of Assets, dated June 7, 1996, by Receiver, Apotex USA, Inc. and 1st Choice Bank and Order approving Stipulation, dated June 7, 1996, in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.31                           Order Regarding Payment of Certain Expenses in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.32                           Final Report of Receiver in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank.  (Filed as Exhibit 2.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

2.33                           Order dispersing funds and dismissing all claims between Apotex and First Choice in Case No. 96CV3 Apotex USA Inc. v. American Veterinary Products Inc. and 1st Choice Bank and attaching Settlement Agreement.  (Filed as Exhibit 2.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.2                           Separation and Release Agreement, dated as of November 6, 1996, among Jack Schramm and Apotex USA Inc., GEN/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).  (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

E-1

10.3                           Addendum No. 1, dated as of April 21, 1997, to Separation and Release Agreement, dated as of November 6, 1996, among Jack Schramm and Apotex USA Inc., GEN/Rx, Inc. and Apotex USA Injectables, Inc. (f/k/a AUSA, Inc.).  (Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

16                                    Letter regarding change in accountants.  (Filed as an exhibit to the Company’s Current Report on Form 8-K, dated July 10, 1995.)

21            Subsidiaries

31            Rule 13a-14(a)/15d-14(a) Certification

32            Section 1350 Certification

E-2