Form 10-Q
period 2003-03-31
GEN RX INC
filed 2005-04-14
CIK 841543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended: March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-24496

GEN/Rx, Inc.

(Exact name of Registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Woodmere Boulevard, Woodmere, New York	11598
(Address of principal executive offices)	(Zip Code)

(516) 569-3800
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 14, 2005
Common Stock, par value $0.004	20,878,711 shares

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)
(in thousands, except shares and per share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Cash	$37	$37

LIABILITIES
Accrued expenses and taxes	37	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2003 and 2002)	$0	$0

See Notes to Financial Statements

	January 1, 2003 through March 31, 2003	January 1, 2002 through March 31, 2002

Net assets – beginning of period	$0	$0

Net assets in liquidation – end of period	$0	$0

See Notes to Financial Statements

GEN/RX, INC.
Notes to Financial Statements

Note 1.                                                          Financial Statements

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2.                                                          Basis of presentation

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the three months ended March 31, 2003, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the three months ended March 31, 2003 and March 31, 2002 because there were no operations in 2003 and 2002.

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

The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities.  Apotex is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested purchaser for its stock holdings in the Company.  There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s sole officer acting as principal executive officer and principal financial officer and director has evaluated the effectiveness of the disclosure controls and procedures of the Company.  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out within the 90 days prior to the filing date of this report.  This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”).  Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are adequate.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently a party to any legal proceedings.  However, the Company is indebted to Apotex in the amount of approximately $4,400,000 and has previously had a receiver appointed for its subsidiary, AVP.  See “Item 1. Business – Loan Arrangements” above.

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

The Company had not filed all required tax returns or paid all taxes due since 1995.  As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the Secretary of State of the State of New York on June 27, 2002.  Under New York’s Tax Law, a company dissolved by proclamation may file with the Department of State a Certificate of Consent of the Commissioner of Taxation and Finance and, if the Commissioner finds that all fees, taxes, penalties and interest charges have been paid, the Commissioner may grant such Consent whereupon the dissolution is thereby effectively annulled.  In February 2005, the Company made all required filings and paid all fees, taxes, penalties and interest charges due to the State of New York in order to reinstate the Company.  In addition, while the Company does not believe that any federal income taxes were due for the years 1996 through 2004, the Company  filed the required federal income tax returns for such years.

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At March 31, 2003, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31                                    Rule 13a-14(a)/15d-14(a) Certification

32                                    Section 1350 Certification

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.
(Registrant)

Date: April 14, 2005	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31                                    Rule 13a-14(a)/15d-14(a) Certification

32                                    Section 1350 Certification

E-1