Form 10-Q
period 2003-09-30
GEN RX INC
filed 2005-04-14
CIK 841543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended:  September 30, 2003

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

GEN/RX, INC.

FORM 10-Q

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Cash	$37	$37

LIABILITIES
Accrued expenses and taxes	37	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2003 and 2002)	$0	$0

See Notes to Financial Statements

Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003	July 1, 2002 through September 30, 2002	January 1, 2002 through September 30, 2002
Net assets – beginning of period	$0	$0	$0	$0

Net assets in liquidation – end of period	$0	$0	$0	$0

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the nine months ended September 30, 2003, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the nine months ended September 30, 2003 and September 30, 2002 because there were no operations in 2003 and 2002.

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

The Company had not filed all required tax returns or paid all taxes due since 1995.  As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the Secretary of State of the State of New York on June 27, 2002.  Under New York’s Tax Law, a company dissolved by proclamation may file with the Department of State a Certificate of Consent of the Commissioner of Taxation and Finance and, if the Commissioner finds that all fees, taxes, penalties and interest charges have been paid, the Commissioner may grant such Consent whereupon the dissolution is thereby effectively annulled.  In February 2005, the Company has made all required filings and paid all fees, taxes, penalties and interest charges due to the State of New York in order to reinstate the Company.  In addition, while the Company does not believe that any federal income taxes were due for the years 1996 through 2004, the Company filed the required federal income tax returns for such years.

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At September 30, 2003, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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