Form 10-Q
period 2004-09-30
GEN RX INC
filed 2005-04-14
CIK 841543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended: September 30, 2004

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

GEN/RX, INC.

FORM 10-Q

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Cash	$37	$37

LIABILITIES
Accrued expenses and taxes	37	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2004 and 2003)	$0	$0

See Notes to Financial Statements

Consolidated Statement of Changes in Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	July 1, 2004 through September 30, 2004	January 1, 2004 through September 30, 2004	July 1, 2003 through September 30, 2003	January 1, 2003 through September 30, 2003

Net assets – beginning of period	$0	$0	$0	$0

Net assets in liquidation – end of period	$0	$0	$0	$0

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the nine months ended September 30, 2004, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the nine months ended September 30, 2004 and September 30, 2003 because there were no operations in 2004 and 2003.

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

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At September 30, 2004, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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