Form 10-K
period 2004-12-31
GEN RX INC
filed 2005-04-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2004

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

In January, 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings.  In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale.  Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997.  As of December 31, 2004, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

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

After the Company was placed in receivership and AUSA was sold to Apotex, periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company were no longer filed with the Securities and Exchange Commission.  Reports for the period from December 31, 1996 through September 30, 2002 were filed on May 23, 2003.  Apotex, the Company’s principal stockholder, is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company and seeking an interested purchaser for its stock holdings in the Company.  Accordingly, the Company is filing presently this Annual Report for the fiscal year ended December 31, 2004, as well as Exchange Act reports for subsequent periods in order to bring the Company’s reporting up to date.  There can be no assurance that Apotex will pursue one or more of these or other alternatives relating to the Company or, if it does, that any of such pursuits will be successful.  See “Item 3. Legal Proceedings” below.

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2004 and 2003, the financial statements are presented on a liquidation basis.  All of the operations of AVP and AUSA are treated as discontinued operations.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2004.

PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

(a)        Market Information. The Company’s Common Stock is traded in the over-the-counter market and is quoted on the “Pink Sheets” under the ticker symbol “GNRX.”  The following table sets forth the range for high and low bid quotations for the Company’s Common Stock as reported by the National Association of Securities Dealers, Inc. or other qualified interdealer quotation medium for 2004 and 2003, the years for which financial information is provided in this Annual Report.  These prices are believed to be representative inter-dealer quotations, without, retail markup, markdown or commissions and may not represent prices at which actual transactions occurred.

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

	Bid
Quarter Ended	High	Low

December 31, 2004	$.001	$.001
September 30, 2004	$.001	$.001
June 30, 2004	$.001	$.001
March 31, 2004	$.001	$.001

December 31, 2003	$.001	$.001
September 30, 2003	$.001	$.001
June 30, 2003	$.001	$.001
March 31, 2003	$.001	$.001

(b)           Holders. As of December 31, 2004, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.  The Company believes that, in addition, there may be a number of beneficial owners of its stock whose shares are held in “street name.”

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

ITEM 6.              SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004, the Company adopted the liquidation basis of accounting.  The selected financial data presented below is, on a liquidation basis, as of December 31, 2004, 2003, 2002, 2001 and 2000.  The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.  The selected financial data as of December 31, 2004 and 2003 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.  The selected financial data as of December 31, 2000 (liquidation basis) derived from the consolidated audited financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

	December 31,
	2004	2003	2002	2001	2000
Net Assets (liquidation basis)
Total assets	$37	$37	$37	$37	$37
Net assets in liquidation	0	0	0	0	0

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ending December 31, 2004 and 2003, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996.  All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

The Company did not conduct any business operations in the fiscal years ended December 31, 2004, 2003 and 2002 and, accordingly, no comparisons have been made between the 2004 and 2003 or the 2003 and 2002 fiscal years.  The Company has adopted the liquidation basis of accounting and, as such, the net assets of the Company at December 31, 1997 are stated

at liquidation value whereby assets are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company are stated at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2004 and at present, the Company has cash of $37,000 and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.  All activities of the Company after such date related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant.  Apotex, the Company’s principal stockholder and principal creditor, is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company and seeking an interested purchaser for its stock holdings in the Company.  There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company or, even if it does, that such efforts will be successful.

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

In January, 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings.  In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $475,000 consisting of $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale.  Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately

$4,400,000 at June 30, 1997.  Apotex did not charge interest and the Company did not incur any interest expense on the Apotex loans for the years ended December 31, 2004 and December 31, 2003.  As of December 31, 2004, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

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

ITEM 11.            EXECUTIVE COMPENSATION

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex.  As a result, the Company has no business operations and does not employ any employees or executive officers for compensation.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company.  Such services and related compensation have been minimal.  Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2004, 2003 or 2002.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2004

The Company did not make any stock option grants in fiscal year 2004.

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

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2004 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2004:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

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

In connection with the Merger, Apotex made certain loans to the Company.  See “Item 1. Business – Loan Arrangements” above for a full description of such loan arrangements.  As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million.   At December 31, 2004, the Company remained indebted to Apotex in the amount of approximately $4,400,000.

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

FOR THE YEAR ENDED DECEMBER 31, 2004

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of changes in net assets (liquidation basis) for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) as of December 31, 2004 and 2003 and changes in consolidated net assets (in liquidation) for the years then ended in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP
New York, New York
February 22, 2005

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	December 31,
	2004	2003

ASSETS
Cash	$37	$37

LIABILITIES
Accrued expenses and taxes	37	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2004 and 2003)	$0	$0

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2004	2003

Net assets - beginning of the year	$0	$0

Net assets in liquidation - end of the year	$0	$0

See notes to financial statements

Notes to Financial Statements

December 31, 2004

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

As of December 31, 2004, the Company remains indebted to Apotex in the amount of approximately $4,400,000.  In addition, in 2002, Apotex paid approximately $47,000 of expenses on behalf of the Company which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

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

E-1

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