Form 10-Q/A
period 2005-03-31
GEN RX INC
filed 2005-07-19
CIK 841543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

☒                                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:  March 31, 2005

☐                                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-24496

GEN/Rx, Inc.

(Exact name of Registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Woodmere Boulevard, Woodmere, New York	11598
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2005
Common Stock, par value $0.004	20,878,711 shares

Explanatory Note

This Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005 of GEN/RX, Inc. is being filed solely in order to correct our previously issued Consolidated Statement of Net Assets (liquidation basis) which incorrectly reflected cash and accrued expenses and taxes for the period ended December 31, 2004 as a result of typographical errors.  The revisions contained herein are solely to the Consolidated Statement of Net Assets to correct these errors.

This Amendment amends and restates the entire 10-Q for the three months ended March 31, 2005.

Except as otherwise expressly stated, the information in this Amendment is as of July 13, 2005, the date on which the original Form 10-Q was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to such original filing.

GEN/RX, INC.

FORM 10-Q

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Cash	$32	$37

LIABILITIES
Accrued expenses and taxes	32	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2005 and 2004)	$0	$0

See Notes to Financial Statements

	January 1,	January 1,
	2005	2004
	through	through
	March 31,	March 31,
	2005	2004

Net assets — beginning of period	$0	$0

Net assets in liquidation — end of period	$0	$0

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

GEN/Rx, Inc.
(Registrant)

Date: July 18, 2005	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer,
Chief Financial Officer and Sole Director

EXHIBIT INDEX

31            Rule 13a-14(a)/15d-14(a) Certification

32            Section 1350 Certification