Form 10-Q
period 2005-06-30
GEN RX INC
filed 2005-08-04
CIK 841543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended:  June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2005
Common Stock, par value $0.004	20,878,711 shares

GEN/RX, INC.

FORM 10-Q

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Cash	$31	$37

LIABILITIES
Accrued expenses and taxes	31	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2005 and 2004)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	April 1, 2005 through June 30, 2005	January 1, 2005 through June 30, 2005	April 1, 2004 through June 30, 2004	January 1, 2004 through June 30, 2004

Net assets – beginning of period	$0	$0	$0	$0

Net assets in liquidation – end of period	$0	$0	$0	$0

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On June 27, 2002, the Company was dissolved by proclamation of the Secretary of State of the State of New York for failure to file franchise tax reports or pay franchise taxes.  The Company is presently reinstated.  See “Part II Item 1. Legal Proceedings” below.

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the six months ended June 30, 2005, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the six months ended June 30, 2005 and June 30, 2004 because there were no operations in 2005 and 2004.

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

The Company had not filed all required tax returns or paid all taxes due since 1995.  As a result of its failure to file franchise tax reports and pay franchise taxes in New York for 1995 and 1997 through 2001, the Company was dissolved by proclamation of the Secretary of State of the State of New York on June 27, 2002.  In February 2005, the Company made all required filings and paid all fees, taxes, penalties and interest charges due to the State of New York in order to reinstate the Company.  The Company has been reinstated.  In addition, while the Company does not believe that any federal income taxes were due for the years 1996 through 2004, the Company filed the required federal income tax returns for such years.

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At June 30, 2005, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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

GEN/Rx, Inc.
(Registrant)

Date: August 2, 2005	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31            Rule 13a-14(a)/15d-14(a) Certification

32            Section 1350 Certification

E-1