Form 10-Q
period 2005-09-30
GEN RX INC
filed 2005-11-01
CIK 841543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-24496

GEN/Rx, Inc.

(Exact name of Registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Woodmere Boulevard, Woodmere, New York	11598
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31 , 2005
Common Stock, par value $0.004	20,878,711 shares

GEN/RX, INC.

FORM 10-Q

PART I

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Cash	$31	$37

LIABILITIES
Accrued expenses and taxes	31	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2005 and 2004)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	July 1, 2005 through September 30, 2005	January 1, 2005 through September 30, 2005	July 1, 2004 through September 30, 2004	January 1, 2004 through September 30, 2004

Net assets – beginning of period	$0	$0	$0	$0

Net assets in liquidation – end of period	$0	$0	$0	$0

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 3.                                  . Due To Principal Stockholder

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At September 30, 2005, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the nine months ended September 30, 2005, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the nine months ended September 30, 2005 and September 30, 2004 because there were no operations in 2005 and 2004.

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

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At September 30, 2005, the Company was indebted to Apotex in the amount of approximately $4,400,000.

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

GEN/Rx, Inc.
(Registrant)

Date: October 31, 2005	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31                                    Rule 13a-14(a)/15d-14(a) Certification

32                                    Section 1350 Certification

E-1