Form 10-K
period 2005-12-31
GEN RX INC
filed 2006-03-31
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-24496

GEN/RX, INC.

 (Exact name of registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Woodmere Boulevard

Woodmere, New York  11598
(Address of principal executive offices, including zip code)

(516) 569-3800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.004 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities

Exchange Act of 1934.	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2005 was $5,525 based on the price last reported in the over-the-counter market on November 15, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2006
Common Stock, $0.004 par value per share	20,878,711 shares

Caution Regarding Forward-Looking Information

Certain statements contained in this report including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1.                    Business

General

GEN/Rx, Inc. (“GEN/Rx” or, when referring to GEN/Rx and its subsidiaries, the “Company”) effectively ceased operations on or about June 30, 1996.

GEN/Rx was originally incorporated as American Veterinary Products, Inc. under the laws of the State of Colorado in 1976. In January 1988, American Veterinary Products, Inc. was acquired by Transmed Express, Inc.(“Transmed”), a publicly held company incorporated under the laws of the State of New York, in a stock-for-stock transaction. In March 1993, American Veterinary Products, Inc. changed its name to GEN/Rx, Inc.

Historically, GEN/Rx was a holding company which, through its subsidiaries, was engaged in the business of developing, manufacturing and distributing generic injectable drugs. GEN/Rx had three wholly-owned subsidiaries:  AUSA, Inc. (“AUSA”), which was sold in June 1996 to the Company’s principal stockholder and principal creditor, Apotex Corp. (formerly known as Apotex USA, Inc.; “Apotex”); American Veterinary Products, Inc. (“AVP”), which discontinued operations in December 1995; and Collins Laboratories, Inc. (“Collins”), which has been inactive since its inception.

The Company experienced significant operating losses since its inception resulting in a deficit equity position as described in greater detail below. The Company has not been engaged in substantive business activity for nearly ten years and we have no plans to engage in any substantive business activity in the foreseeable future. We are currently considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

Business History

On April 13, 1995, the Company completed the merger (the “Merger”) of AUSA into and with GEN/Rx Acquisition Subsidiary, Inc., a wholly-owned subsidiary of the Company. As a result of the merger, AUSA, a company engaged in the distribution of injectable drugs, became a wholly-owned subsidiary of the Company.

Prior to the Merger, AUSA had been a subsidiary of Apotex. As part of the Merger, the Company issued to Apotex 15,353,840 shares of common stock, $.004 par value (the “Common Stock”), as a result of which Apotex became the owner of approximately 74% of the outstanding Common Stock of the Company. In addition, the Company issued warrants to certain employees and consultants of Apotex to purchase 270,000 shares of Common Stock of GEN/Rx at a price of $1.50 per share.

Loan Arrangements

In connection with the Merger, the Company entered into a loan agreement, dated April 13, 1995, with Apotex (the “Original Loan Agreement”), pursuant to which Apotex agreed to provide the Company with a term loan in the principal amount of $500,000 evidenced by a term note (the “Term Note”) and a revolving line of credit loan in the principal amount of $2 million evidenced by a revolving line of credit note (the “Revolving Note” and together with the Term Note, the “Notes”). Interest on the amounts outstanding under the Notes was at the rate of 1% per annum over the prime rate and was payable on the first business day of each March, June, September and December. The Company’s repayment of the loans was secured by all of the assets of the Company. The Notes had an original maturity date of April 13, 1998. In connection with the loans, Apotex received warrants to purchase a number of shares of the Company’s Common Stock in an amount equal to one share for each dollar advanced under the Loan Agreement at an exercise price of $1.00 per share. The warrants were exercisable for a period of three years and have now expired.

On November 29, 1995, the Company and Apotex entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) to provide for additional advances. Under the Amended Loan Agreement Apotex agreed from time to time, in its sole discretion, to advance to the Company additional sums in excess of the aggregate principal amount under the Notes of $2.5 million which sums would be due on demand or, in any event, on or prior to December 22, 1995, and which sums would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. Additional advances to the Company through December 31, 1995 totaled approximately $325,000. The Company agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company also issued to Apotex warrants to purchase an additional 813,783 shares of the Company’s Common Stock at an exercise price of $.75 per share. The warrants were exercisable for a period of three years and have now expired.

At December 31, 1995, the Company was indebted to Apotex in the amount of approximately $3,563,000, including $447,000 of accounts payable which had been converted to notes pursuant to the Amended Loan Agreement. The Company’s failure to pay amounts due on December 22, 1995 constituted an event of default under the Amended Loan Agreement and Apotex notified the Company that it was accelerating the entire amount of indebtedness of the Company. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended, including AVP’s manufacturing plant in Fort Collins, Colorado. The Company continued to receive additional advances from Apotex in 1996 which aggregated $862,000.

In January 1996, Apotex sought and received the appointment of a receiver for AVP’s Fort Collins manufacturing plant in a proceeding before the Federal District Court in Larimer

County, Colorado. The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory. As a result of the Amended Loan Agreement and the appointment of a receiver, AVP stopped receiving any advances under the Apotex loans and was forced to discontinue operations. See “Item 1. Business - Discontinued Operations of AVP” below. The receiver liquidated substantially all of AVP’s assets at its three locations in or near Fort Collins, Colorado, for proceeds aggregating approximately $670,000 which proceeds were used for the disposal of hazardous and other wastes at the Fort Collins manufacturing plant and for continued care of AVP’s inventory and other payroll and non-payroll related expenses. Upon final order of the Court, dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000 was paid to Apotex as the principal creditor. In addition, pursuant to the Amended Loan Agreement, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996. See “Item 1. Business - Sale of AUSA” below. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to additional debt pursuant to the Amended Loan Agreement.

In January 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at the rate of 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale. Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately $4,400,000 at June 30, 1997.

As of December 31, 2005, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

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

On June 28, 1996, the Company held an auction to sell all of the issued and outstanding shares of AUSA common stock which were subject to a perfected security interest in favor of Apotex. The auction was held at the offices of Hill Thompson and the minimum bid price for the AUSA shares was set at $1 million. Apotex was the only bidder at the auction bidding the minimum bid price of $1 million. The sale was consummated on July 1, 1996. Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness in favor of Apotex by $1 million. At September 30, 1996, after the sale of AUSA to Apotex, the

Company’s indebtedness to Apotex totaled approximately $4.4 million, all of which was due and payable.

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

In June 1995, following new management’s investigation of the matters set forth in the warning letter, management suspended indefinitely the manufacture of products. In December 1995, management determined to discontinue the operations of AVP upon concluding that the time and financial commitment required to rehabilitate AVP’s operations made it economically unfeasible to do so. In connection with management’s decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements.

Present Lack of Operations

The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Fort Collins manufacturing plant.

The Company does not have any employees or executive officers, other than Jack Margareten, who serves as part-time Acting President and Chief Financial Officer. The Company’s Board of Directors has four seats, three of which are vacant. Jack Margareten is the sole director of the Company. Mr. Margareten was appointed sole director and elected as Acting President of the Company and its subsidiaries in May 2001 after then-President, Chief Executive Officer and sole director Jack M. Schramm resigned from such positions. Mr. Schramm also served as President of both Apotex, which owns approximately 74% of the Company, and AUSA, a former subsidiary of the Company acquired by Apotex effective July 1, 1996. Mr. Margareten, who, prior to May 1997, served as Chief Financial Officer of the Company and Apotex, also replaced Mr. Schramm as Acting President of Apotex in May 1997.

After the Company was placed in receivership and AUSA was sold to Apotex, periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company were no longer filed with the Securities and Exchange Commission. Reports for the period from December 31, 1996 through September 30, 2002 were filed on May 23, 2003. Subsequent reports have been filed on a current basis.

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2005 and 2004, the financial statements are presented on a liquidation basis. All of the operations of AVP and AUSA are treated as discontinued operations.

Item 1A. Risk Factors

The Company’s business is subject to numerous risk factors including the following:

The Company has no operating history, revenue and only minimal assets.

The Company has virtually no assets or financial resources and has had no operating history nor any revenues or earnings from operations for at least nine years. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until it consummates a business combination assuming that is the course we choose. There can be no assurance that, if we choose to seek a business combination, that we will be successful in identifying a party with which to undertake such combination and that we will be able to consummate such a combination on acceptable terms.

The Company may be deemed to be a “blank check” company until we adopt a business plan.

The limited business operations of the Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are managing current limited assets and seeking our and investigating the commencement or the acquisition of any viable business opportunity by purchase or exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

There is no market for the Company’s common stock.

There is currently no established trading market for our common stock and there can be no assurance that such a market will ever develop or, if developed, will be maintained. Any market price for shares of our Company’s common stock would likely be very volatile and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced and continue to experience extreme price and volume fluctuations which have affected the market price of many small capital companies.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 3.                    Legal Proceedings

The Company is not currently a party to any legal proceedings. However, the Company is indebted to Apotex in the amount of approximately $4.4 million and has previously had a receiver appointed for its subsidiary, AVP. See “Item 1. Business – Loan Arrangements” above.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2005.

PART II

Item 5.                    Market For Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s Common Stock is traded in the Over-the-Counter Bulletin Board (the “OTCBB”) and is quoted on the “Pink Sheets” under the ticker symbol “GNRX.PK”  There is no established public trading market for the Common Stock. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

As of the date of this report, the most recent trade date for the Common Stock was November 15, 2001, on which date 1,100 shares were sold for $0.001 per share.

As of December 31, 2005, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.

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

Item 6.                    Selected Financial Data (in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, the Company adopted the liquidation basis of accounting. The selected financial data presented below is, on a liquidation basis, as of December 31, 2005, 2004, 2003, 2002 and 2001. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2005 and 2004 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

	December 31,
	2005	2004	2003	2002	2001
Net Assets (liquidation basis)
Total assets	$31	$37	$37	$37	$37
Net assets in liquidation	0	0	0	0	0

Item 7.                    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ending December 31, 2005 and 2004, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date have related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

The Company did not conduct any business operations in the fiscal years ended December 31, 2005, 2004 and 2003 and, accordingly, no comparisons have been made between the 2005 and 2004 or the 2003 and 2002 fiscal years. The Company has adopted the liquidation basis of accounting and, as such, the net assets of the Company at December 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company are stated at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2005 and at present, the Company has cash of $31,000 and lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex. All activities of the Company after such date have related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant. We are currently considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

Historically, while the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funds to the Company and the Company presently has no available financing alternatives. Notwithstanding the previous sentence, the costs and expenses related to the preparation and filing of this Annual Report (including, but not limited to, legal and accounting fees) and the other Exchange Act reports being filed by the Company in an effort to comply with the Exchange Act, will be paid by Apotex. It is not expected that Apotex will charge the Company for such expenses.

As of December 31, 2005, the Company remains indebted to Apotex in the amount of approximately $4,400,000.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of December 31, 2005, we did not have any contractual obligations or commitments other than our outstanding debt described under “Liquidity” above and under Item 1. “Business – Loan Arrangements.”

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

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

Item 11.                 Executive Compensation

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any employees or executive officers for compensation. Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been minimal. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2005, 2004 or 2003.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2005

The Company did not make any stock option grants in fiscal year 2005.

Directors Compensation

The Company’s sole director, who is also its sole officer and employee, is not compensated and does not receive expense reimbursement for his service as a director.

Compensation Committee Interlocks and Insiders Participation

The Company’s sole executive officer has not served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served on the Board of Directors of the Company.

Audit Committee

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

Code of Ethics

The Company has not yet adopted a Code of Ethics for our executive officers as of the date of this Annual Report. The Board of Directors anticipates that it will adopt a Code of Ethics upon adopting a business plan.

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

Item 12.                 Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2005:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Shares Owned Beneficially and Of Record(1)	Percentage of Outstanding Shares Of Common Stock
Apotex USA, Inc. c/o Jack Margareten 600 Woodmere Boulevard Woodmere, NY 11598	15,353,840	73.5%

John R. Toedtman(2) 11 Birch Drive Basking Ridge, NJ 07920	1,073,003	5.7%

Jack Margareten 600 Woodmere Boulevard Woodmere, NY 11598	0	*

All Executive Officers and Directors (1 person)	0	*

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

Item 13.                 Certain Relationships And Related Transactions

On April 13, 1995, the Company completed the merger (the “Merger”) of AUSA into and with GEN/Rx Acquisition Subsidiary, Inc., a wholly-owned subsidiary of the Company. As a result of the merger, AUSA, a company engaged in the distribution of injectable drugs, became a wholly-owned subsidiary of the Company.

Prior to the Merger, AUSA had been a subsidiary of Apotex. As part of the Merger, the Company issued to Apotex 15,353,840 shares of common stock, $.004 par value (the “Common Stock”), as a result of which Apotex became the owner of approximately 74% of the outstanding Common Stock of the Company. In addition, the Company issued warrants to certain employees and consultants of Apotex to purchase 270,000 shares of Common Stock of GEN/Rx at a price of $1.50 per share.

Since the former stockholders of AUSA own 74% of the Company, the transaction was accounted for as if AUSA acquired the net assets of the Company for the previously issued and outstanding shares of Common Stock of the Company.

In connection with the Merger, Apotex made certain loans to the Company. See “Item 1. Business – Loan Arrangements” above for a full description of such loan arrangements. As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million. At December 31, 2005, the Company remained indebted to Apotex in the amount of approximately $4.4 million.

Since the Company’s cessation of operations in June 1996, Jack Margareten, the Company’s Chief Financial Officer and Acting President, has been compensated by Apotex for any services rendered or out of pocket expenses incurred on behalf of or for the Company. Such services and related compensation have been minimal. It is not expected that Apotex will charge the Company for such expenses.

Item 14.                 Principal Accountant Fees and Services

The firm of Eisner LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, the fees for our principal accountant were $27,000 in connection with the audit of our financial statements for the year ended December 31, 2005 and the review of our interim financial statements for each of the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Audit Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Eisner LLP as our independent registered public accounting firm in a meeting held on December 28, 2005.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1) and (2)  Financial Statements

See Index to Financial Statements beginning on page F-1.

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

21            Subsidiaries of the Company filed herewith

31            Rule 13a-14(a)/15d-14(a) Certification filed herewith

32            Section 1350 Certification filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	GEN/Rx, Inc.

	By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Margareten	Acting President and Chief	March, 2006
Jack Margareten	Executive Officer, Chief Financial Officer and Sole Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Net Assets (liquidation basis) for the fiscal years ended December 31, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Director and Stockholders

GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A[3] to the financial statements, the Company reports on the liquidation basis of accounting.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) of GEN/Rx, Inc. and subsidiaries as of December 31, 2005 and 2004 and the changes in their consolidated net assets (in liquidation) for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis as described in the preceding paragraph.

Eisner LLP

New York, New York

March 27, 2006

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis)

(in thousands)

	December 31,
	2005	2004

ASSETS
Cash	$31	$37

LIABILITIES
Obligations (Notes A(3) and B)	31	37

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2005 and 2004)	$0	$0

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis)

(in thousands)

	Year Ended December 31,
	2005	2004	2003

Net assets - beginning of the year	$0	$0	$0

Net assets in liquidation - end of the year	$0	$0	$0

See notes to financial statements

GEN/RX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

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

Although Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness to Apotex, approximately $4.4 million of indebtedness remains outstanding after the sale.

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

The receiver liquidated all of AVP’s assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP’s property and for continued care of AVP’s inventory. Upon final court order, after all liabilities of the receivership were paid, all remaining cash, amounting to approximately $40,000 was paid to Apotex. No provision or liability has been recorded for potential environmental or other costs associated with the sale of AVP’s property.

[3]      Basis of presentation:

As of July 1, 1996, the Company has adopted the liquidation basis of accounting. Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. The Company has total obligations of $4,400,000 and net assets of $31,000. Accordingly, the liabilities reflected on the consolidated statement of net assets represents solely the amounts for which the Company has available assets

Note B - Notes Payable - Apotex

The Company and Apotex, the principal stockholder and principal creditor of the Company, entered into certain lending arrangements under a loan agreement, dated April 13, 1995 (the “Original Loan Agreement”), pursuant to which Apotex agreed to lend to the Company $500,000 in the form of a term loan and up to $2 million in the form of a revolving line of credit loan. Both loans were evidenced by promissory notes, each dated April 13, 1995, maturing on April 13, 1998. The Company borrowed up to the full credit limit on the line of credit, and the aggregate indebtedness of $2.5 million was outstanding. Interest on the loans was at the rate of 1% over prime and was payable on the first business day of each March, June, September and December. The Company failed to pay certain accrued and unpaid interest when due.

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

On November 29, 1995, the Company entered into an agreement with Apotex to amend the Loan Agreement to provide for additional extensions of cash by Apotex to the Company (the “Amended Loan Agreement”). The Amended Loan Agreement permitted Apotex, in its discretion, to advance sums in excess of the $2.5 million which additional amounts would be due on demand or, in any event, on or prior to December 22, 1995, but would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. The Company requested additional advances and Apotex advanced to the Company approximately $325,000 through December 31, 1995. The Company also agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company issued to Apotex a warrant to purchase an additional 813,783 shares of the Company’s common stock at an exercise price of $.75 per share. The warrants were exercisable for a period of three years.

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

As of December 31, 2005, the Company remains indebted to Apotex in the amount of approximately $4,400,000. In addition, in each of 2005, 2004 and 2003 Apotex paid, on behalf of the Company, approximately $110,000, $47,000 and $33,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

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

Note D - Income Taxes

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which occurred in 1996 curtails, in all material respects the ability of the Company to carry forward previously generated net operating losses.

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

21            Subsidiaries filed herewith

31            Rule 13a-14(a)/15d-14(a) Certification filed herewith

32            Section 1350 Certification filed herewith