Form 10-Q
period 2006-06-30
GEN RX INC
filed 2006-08-11
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-24496

GEN/RX, INC.
(Exact name of registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation)

600 Woodmere Boulevard
Woodmere, New York  11598
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

Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $0.004 par value per share	20,878,711 shares

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

Item 1.  Financial Statements

GEN/RX, INC.

Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Cash	$30	$31

LIABILITIES
Accrued expenses and taxes	30	31

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2006 and 2005)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets (liquidation basis) (in thousands, except shares and per share amounts) (unaudited)	January 1, 2006 through June 30, 2006	January 1, 2005 through June 30, 2005	April 1, 2006 through June 30, 2006	April 1 2005 through June 30, 2005

Net assets—beginning of period	$0	$0	$0	$0
Net assets in liquidation—end of period	$0	$0	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated, financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

With respect to the Company’s financial information set forth in this Quarterly Report on form 10-Q for the six months ended June 30, 2006, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the six months ended June 30, 2006 and June 30, 2005 because there were no operations in 2006 and 2005.

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

Off-Balance Sheet Arrangements

                As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of June 30, 2006, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

Item 3.   Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At June 30, 2006, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6.   Exhibits

Exhibits

31            Rule 13a-14(a)/15d-14(a) Certification

32            Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.
(Registrant)

Date: August 11, 2006	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification