Form 10-Q
period 2006-09-30
GEN RX INC
filed 2006-11-09
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common Stock, $0.004 par value per share	20,878,711 shares

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

Item 1.  Financial Statements

GEN/RX, INC.

Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Cash	$30	$31

LIABILITIES
Accrued expenses and taxes	30	31

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2006 and 2005)	$0	$0

See the accompanying notes to the consolidated financial statements.

GEN/RX, INC.

Consolidated Statement of Changes in Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

(unaudited)

	January 1, 2006 through September 30, 2006	January 1, 2005 through September 30, 2005	July 1, 2006 through September 30, 2006	July 1 2005 through September 30, 2005

Net assets — beginning of period	$0	$0	$0	$0

Net assets in liquidation — end of period	$0	$0	$0	$0

See accompanying notes to the consolidated financial statements.

GEN/RX, INC.

Notes to Consolidated Financial Statements

Note 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated, financial statements contain all adjustments necessary to present fairly the financial position of GEN/Rx, Inc  (“GEN/Rx” or “the Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

 Note 2.  Basis of presentation

As of July 1, 1996, the Company has adopted the liquidation basis of accounting for the preparation of its financial statements.  Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.

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

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such forward-looking statements are based on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

GEN/Rx, Inc. (“GEN/Rx” or the “Company”) effectively ceased operations on or about June 30, 1996.  The Company operates under the liquidation basis of accounting which is described in the notes to the accompanying consolidated financial statements.  In all periods presented the Company had no operations and, therefore, there is no discussion of results of operations.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2006, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

All of the operations of AVP and AUSA are treated as discontinued operations.  No comparison is made in this report for the three months and nine months ended September 30, 2006 and September 30, 2005 because there were no operations in 2006 and 2005.

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

Liquidity and Capital Resources

The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities.  The Company is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested purchaser for its stock holdings in the Company.  There can be no assurance that the Company will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

Off-Balance Sheet Arrangements

                As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

 Contractual Obligations and Commitments

As of September 30, 2006, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

ITEM 4.           Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s sole officer, acting as principal executive officer and principal financial officer and director, has evaluated the effectiveness of the disclosure controls and procedures of the Company.  Disclosure controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried as of September 30, 2006.  This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”).  Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are adequate.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

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

As a result of the failure to timely file reports under the Exchange Act relating to the Company for a period of time, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act.  Any such penalties could have materially adversely effect the Company.

Item 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996.  The entire amount of indebtedness is due and payable.  At September 30, 2006, the Company was indebted to Apotex in the amount of approximately $4,400,000.

Item 6.  Exhibits

31.1         Rule 13a-14(a)/15d-14(a) Certification

32.1         Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.
(Registrant)

Date: November 9, 2006	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31.1         Rule 13a-14(a)/15d-14(a) Certification

32.1         Section 1350 Certification