Form 10-K
period 2006-12-31
GEN RX INC
filed 2007-04-02
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-24496

GEN/RX, INC.
(Exact name of registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Woodmere Boulevard	(516) 569-3800
Woodmere, New York 11598	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.004 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the SecuritiesExchange Act of 1934.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2006 was $5,525 based on the price last reported in the over-the-counter market on November 15, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2007
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

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

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

The Company experienced significant operating losses since its inception resulting in a deficit equity position as described in greater detail below. The Company has not been engaged in substantive business activity for more than ten years and we have no plans to engage in any substantive business activity in the foreseeable future. We are currently considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

Business History

On April 13, 1995, the Company completed the merger (the “Merger”) of AUSA into and with GEN/Rx Acquisition Subsidiary, Inc., a wholly-owned subsidiary of the Company. As a result of the merger, AUSA, a company which was engaged in the distribution of injectable drugs, became a wholly-owned subsidiary of the Company.

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

Loan Arrangements

In connection with the Merger, the Company entered into a loan agreement, dated April 13, 1995, with Apotex (the “Original Loan Agreement”), pursuant to which Apotex agreed to provide the Company with a term loan in the principal amount of $500,000 evidenced by a term note (the “Term Note”) and a revolving line of credit loan in the principal amount of $2 million evidenced by a revolving line of credit note (the “Revolving Note” and together with the Term Note, the “Notes”). Interest on the amounts outstanding under the Notes was at the rate of 1% per annum over the prime rate and was payable on the first business day of each March, June, September and December. The Company’s repayment of the loans was secured by all of the assets of the Company. The Notes had an original maturity date of April 13, 1998. In connection with the loans, Apotex received warrants to purchase a number of shares of the Company’s Common Stock in an amount equal to one share for each dollar advanced under the Loan Agreement at an exercise price of $1.00 per share. These warrants have expired.

On November 29, 1995, the Company and Apotex entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) to provide for additional advances. Under the Amended Loan Agreement Apotex agreed from time to time, in its sole discretion, to advance to the Company additional sums in excess of the aggregate principal amount under the Notes of $2.5 million which sums would be due on demand or, in any event, on or prior to December 22, 1995, and which sums would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. Additional advances to the Company through December 31, 1995 totaled approximately $325,000. The Company agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company also issued to Apotex warrants to purchase an additional 813,783 shares of the Company’s Common Stock at an exercise price of $.75 per share. These warrants have expired.

At December 31, 1995, the Company was indebted to Apotex in the amount of approximately $3,563,000, including $447,000 of accounts payable which had been converted to notes pursuant to the Amended Loan Agreement. The Company’s failure to pay amounts due on December 22, 1995 constituted an event of default under the Amended Loan Agreement and Apotex notified the Company that it was accelerating the entire amount of indebtedness of the Company. As a result of the acceleration, on January 5, 1996, the Company turned over to Apotex all of the collateral securing the loans under the Loan Agreement, as amended, including AVP’s manufacturing plant in Fort Collins, Colorado. The Company continued to receive additional advances from Apotex in 1996 which aggregated $862,000.  The Company issued to Apotex warrants to purchase an additional 498,032 shares of the Company’s common stock at an exercise price of $.75 per share.  These warrants have expired.

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

In January 1997, the Fort Collins manufacturing plant was conveyed to Apotex by deed in lieu of foreclosure proceedings. In May 1997, Apotex sold the Fort Collins plant to an unrelated third party for $365,000 in cash and a promissory note in the amount of $100,000, bearing interest at the rate of 10% per annum, payable monthly, which note was paid to Apotex in full on the one-year anniversary of such sale. Nonetheless, even after Apotex’s receipt of such proceeds from the liquidation of the Company’s assets and sale of the Fort Collins property, the Company remained indebted to Apotex in the amount of approximately $4.4 million at June 30, 1997.

As of December 31, 2006, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

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

The Company does not have any employees or executive officers other than Jack Margareten, who serves as part-time Acting President and Chief Financial Officer. The Company’s Board of Directors has four seats, three of which are vacant. Jack Margareten is the sole director of the Company. Mr. Margareten was appointed sole director and elected as Acting President of the Company and its subsidiaries in May 2001 after then-President, Chief Executive Officer and sole director Jack M. Schramm resigned from such positions. Mr. Schramm also served as President of both Apotex, which owns approximately 74% of the Company, and AUSA, a former subsidiary of the Company acquired by Apotex effective July 1, 1996. Mr. Margareten, who, prior to May 1997, served as Chief Financial Officer of the Company and Apotex, also replaced Mr. Schramm as Acting President of Apotex in May 1997.

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

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2006 and 2005, the financial statements are presented on a liquidation basis. All of the operations of AVP and AUSA are treated as discontinued operations.

Potential Conflicts of Interest

Mr. Margareten, the Company’s Acting President and Chief Financial Officer is not required to commit his full time to the affairs of the Company.  As a result, pursuing new business opportunities, if considered, may require a greater period of time than management may devote.  Management has not identified and is not currently negotiation any new business opportunity and would only do so upon the adoption by the Board of Directors of a business plan.  In the event that a conflict of interest arises, management will consider relevant factors and issues and will act in which it believes will be in the best interests of the stockholders of the Company.

Item 1A. Risk Factors

The Company’s business is subject to numerous risk factors including the following:

The Company has no operating history, no revenues and only minimal assets.

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

We are controlled by one stockholder.

We are controlled by Apotex, our majority stockholder, and our sole officer and director is affiliated with Apotex. Since Apotex owns 73% of our common stock and controls our Board such control could prevent the taking of certain actions that may be beneficial to other stockholders.

We may have potential business conflicts of interest.

Mr. Margareten, the Company’s Acting President and Chief Financial Officer is not required to commit his full time to the affairs of the Company.  As a result, pursuing new business opportunities, if considered, may required a greater period of time than if management would devote their full time to the Company’s affairs.  Management has not identified and is not currently negotiation any new business opportunity and would only do so upon the adoption by the Board of Directors of a business plan.  In the event that a conflict of interest arises, management will consider relevant factors and issues and will act in which it believes will be in the best interests of the stockholders of the Company.

There is no market for the Company’s common stock and none may develop or be sustained.

There is currently no established trading market for our common stock and there can be no assurance that such a market will ever develop or, if developed, will be sustained. Any market price for shares of our Company’s common stock would likely be very volatile and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced and continue to experience extreme price and volume fluctuations which have affected the market price of many small capital companies.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2006.

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

As of December 31, 2006, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.

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

Item 6.  Selected Financial Data (in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, the Company adopted the liquidation basis of accounting. The selected financial data presented below is, on a liquidation basis, as of December 31, 2006, 2005, 2004, 2003 and 2002. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2006 and 2005 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

	December 31,
	2006	2005	2004	2003	2002
Net Assets (liquidation basis)
Total Assets	$30	$31	$37	$37	$37
Net Assets in Liquidation	0	0	0	0	0

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ending December 31, 2006 and 2005, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date have related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

The Company did not conduct any business operations in the fiscal years ended December 31, 2006, 2005 and 2004 and, accordingly, no comparisons have been made between the 2006 and 2005 or the 2004 and 2003 fiscal years. The Company has adopted the liquidation basis of accounting and, as such, the net assets of the Company at December 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company are stated at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2006 and at present, the Company has cash of $30,000 and liabilities in the nature of long term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex. All activities of the Company after such date have related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant. We are currently considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

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

As of December 31, 2006, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of December 31, 2006, we did not have any contractual obligations or commitments other than our outstanding debt described under “Liquidity” above and under Item 1. “Business — Loan Arrangements.”

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

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The name, age and position held in the Company by its executive officer and director as of the date of this Report is as follows:

Name	Age	Position

Jack Margareten	52	Acting President and Chief Executive
		Officer, Chief Financial Officer and sole
		Director

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

Due to the Company’s lack of operations and its limited management, the Company does not have standing audit, nominating or compensation committees or charters for such committees.  We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.  Similarly, our limited management and limited compensation to it do not require nominating or compensation committees.

The Company has not yet adopted a Code of Ethics for our executive officer as of the date of this Annual Report. The Board of Directors anticipates that it will adopt a Code of Ethics upon adopting a business plan.

Item 11.  Executive Compensation

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any full-time employees or executive officers for compensation and, as such, the Company does not have a standing compensation committee.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums of approximately $1,700 per month. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2006, 2005 or 2004.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2006

The Company did not make any stock option grants in fiscal year 2006.

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

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2006 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2006:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Shares Owned Beneficially and Of Record (1)	Percentage of Outstanding Shares Of Common Stock
Apotex USA, Inc. c/o Jack Margareten 600 Woodmere Boulevard Woodmere, NY 11598	15,353,840	73.5%

John R. Toedtman(2) 11 Birch Drive Basking Ridge, NJ 07920	1,073,003	5.7%

Jack Margareten 600 Woodmere Boulevard Woodmere, NY 11598	0	*

All Executive Officers and Directors (1 person)	0	*

*Less than 1%

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

In connection with the Merger, Apotex made certain loans to the Company. See “Item 1. Business — Loan Arrangements” above for a full description of such loan arrangements. As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million. At December 31, 2006, the Company remained indebted to Apotex in the amount of approximately $4.4 million.

Since the Company’s cessation of operations in June 1996, Jack Margareten, the Company’s Chief Financial Officer and Acting President, has been compensated by Apotex for any services rendered or out of pocket expenses incurred on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums in the amount of approximately $1,700 per month. It is not expected that Apotex will charge the Company for such expenses.

Item 14.  Principal Accountant Fees and Services

The firm of Eisner LLP acts as our independent registered public accountants. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, the fees for our independent registered public accountants were $24,000 in connection with the audit of our financial statements for the year ended December 31, 2005 and the review of our interim financial statements for each of the quarters ended March 31, 2006 and June 30, 2006.

Audit Related Fees

During 2006, our independent registered public accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, our independent registered public accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by the independent registered public accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Eisner LLP as our independent registered public accounting firm in a meeting held on December 28, 2006.

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

Dated: March 30, 2007

GEN/Rx, Inc.

By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Margareten Jack Margareten	Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director	March 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2006 and December 31, 2005	F-2

Consolidated Statements of Changes in Net Assets (liquidation basis) for the fiscal years ended December 31, 2006 and December 31, 2005	F-3

Notes to Consolidated Financial Statements	F-4

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Director and Stockholders

GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) of GEN/Rx, Inc. and subsidiaries as of December 31, 2006 and 2005 and the changes in their consolidated net assets (in liquidation) for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.

Eisner LLP

New York, New York

March 29, 2007

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis) Note A[3]

(dollars in thousands)

	December 31,
	2006	2005
ASSETS
Cash	$30	$31

LIABILITIES
Obligations (Notes A(3) and B)	$30	$31
Commitments and contingencies

Net assets in liquidation	$0	$0
Net assets in liquidation per common share (based on 20,878,711 (including 2,064,966 shares to be issued) common shares outstanding in 2006 and 2005)	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis) Note A[3]

(dollars in thousands)

	December 31,
	2006	2005	2004
Net assets in liquidation— beginning of year	$0	$0	$0
Net assets in liquidation — end of year	$0	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note A - The Company

GEN/Rx, Inc. (“GEN/Rx”) is an inactive shell company with two wholly-owned subsidiaries, American Veterinary Products Inc., which discontinued operations in December 1995 (“AVP”) and Collins Laboratories, Inc., which has never been active (“Collins”).

[1]      AUSA:

Historically, GEN/Rx had another wholly-owned subsidiary, AUSA, Inc. (“AUSA”). On July 1, 1996, pursuant to an auction, GEN/Rx sold its shares of the capital stock of AUSA in exchange for forgiveness of $1 million of indebtedness owed to Apotex USA Inc., now known as Apotex Corp. (“Apotex”), a Delaware corporation and the Company’s principal stockholder and principal creditor.

Although Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness to Apotex, approximately $4.4 million of indebtedness remains outstanding after the sale. Apotex has not charged interest on the outstanding indebtedness and, as such, GEN/Rx has not accrued for interest.  Also, GEN/Rx has not received notice of any penalties.

[2]      AVP:

AVP was put into receivership in January 1996 by Apotex, its principal secured creditor.

The receiver liquidated all of AVP’s assets and used the proceeds therefrom for disposal of hazardous and other wastes at AVP’s property and for continued care of AVP’s inventory. Upon final court order, after all liabilities of the receivership were paid, all remaining cash was paid to Apotex. No provision or liability has been recorded for potential environmental or other costs associated with the sale of AVP’s property.

[3]      Basis of presentation:

The Company presents its financial status and the changes in its financial status on the liquidation basis of accounting. Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts. The Company has total obligations of  approximately $4.4 million and net assets of $30,000. Accordingly, the liabilities reflected on the consolidated statement of net assets represents solely the amounts for which the Company has available assets.

Note B — Notes Payable — Apotex

The Company and Apotex, the principal stockholder and principal creditor of the Company, entered into certain lending arrangements under a loan agreement pursuant to which Apotex loaned the Company $500,000 in the form of a term loan and $2 million in the form of a revolving line of credit loan. Both loans were evidenced by promissory notes and matured on April 13, 1998.  The Company failed to pay certain accrued interest when due under the loans.

The Company’s repayment of the loans was secured by all of the assets of the Company, including AVP’s manufacturing plant in Fort Collins, Colorado. As additional consideration for the loans, the Company issued in favor of Apotex warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1 per share. The warrants expired unexercised.

Subsequently, the Company and Apotex amended the loan agreement to permit Apotex, in its discretion, to advance sums in excess of the $2.5 million which additional amounts would be due on demand or, in any event, on or prior to December 22, 1995, but would otherwise be treated as if they had been advanced pursuant to the original loan agreement. The Company requested additional advances and Apotex advanced to the Company approximately $325,000. The Company also agreed that failure to repay the amounts when due would constitute a default under the amended loan agreement. In connection with amending the loan agreement, the Company issued to Apotex a warrant, exercisable for a period of three years, to purchase an additional 813,783 shares of the Company’s common stock at an exercise price of $.75 per share.

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000. The Company received additional advances from Apotex aggregating $862,000 in 1996. The Company failed to make payments when due under the amended loan agreement and, in 1996, Apotex accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, which required the Company to turn over to Apotex all of the collateral.

Apotex sought and received the appointment of a receiver for AVP’s manufacturing plant in 1996. The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory. As a result of the amended loan agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds.

As of December 31, 2006, the Company remains indebted to Apotex in the amount of approximately $4.4 million. In addition, in each of 2006, 2005 and 2004 Apotex paid, on behalf of the Company, approximately $37,049, $110,000 and $47,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note C — Warrants

Pursuant to the loan agreement and the amended loan agreement, the Company issued to Apotex warrants to purchase shares of the Company’s common stock. Under the terms of the loan agreement, Apotex received warrants to purchase 2,500,000 shares of the Company’s common stock exercisable at $1.00 per share; warrants to purchase 813,783 shares of the Company’s common stock exercisable at $.75 per share and warrants to purchase 498,032 shares of the Company’s common stock exercisable at $.75 per share.  All of these warrants have expired.

Note D — Income Taxes

In accordance with the relevant provisions of the Internal Revenue Code, the change of ownership of the Company which previously occurred curtails, in all material respects the ability of the Company to carry forward previously generated net operating losses.

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

E-i

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

E-ii