Form 10-Q
period 2007-03-31
GEN RX INC
filed 2007-05-15
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

ITEM 1.	Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets
(liquidation basis)
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2007 and 2006)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands)
(unaudited)

	January 1, 2007 through March 31, 2007	January 1, 2006 through March 31, 2006
Net assets, in liquidation — beginning of period	$0	$0

Net assets in liquidation — end of period	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1.                   Financial Statements

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2.                   Basis of presentation

The Company presents its financial status and the changes in its financial status on the liquidation basis of accounting.  Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.  The Company has total obligations of approximately $4.4 million and net assets of $30,000.  Accordingly, the liabilities reflected on the condensed consolidated statement of net assets represent solely the amounts for which the Company has available assets.

As of March 31, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of the period ended March 31, 2007 and 2006, Apotex paid, on behalf of the Company, approximately $25,000 and $1,500, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and from which Apotex has agreed not to charge the Company.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the three months ended March 31, 2007 and March 31, 2006 because there were no operations in 2007 and 2006.

While the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funding to the Company and the Company presently has no available financing alternatives.  The Company has adopted the liquidation basis of accounting and, accordingly, the net assets of the Company are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company reflected at their anticipated settlement amounts.

Liquidity and Capital Resources

At March 31, 2007, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million.  The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities. Apotex is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested purchaser for its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of March 31, 2007, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

As a result of the failure to timely file reports under the Exchange Act relating to the Company, the Securities and Exchange Commission may, in its discretion, institute one or more actions against the Company and/or its officers and directors (and former officers and directors) seeking monetary or other penalties that may be imposed under the Exchange Act. Any such penalties could have a material adverse effect the Company.  The Company has filed all delinquent reports and is currently in compliance with its periodic filing obligations.

ITEM 3.	Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 2007, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.	Exhibits

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: May 11, 2007	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification