Form 10-Q
period 2007-06-30
GEN RX INC
filed 2007-08-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

ITEM 1. Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets

(liquidation basis)

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2007 and 2006)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets

(liquidation basis)

(in thousands)

(unaudited)

	April, 1, 2007 through June 30, 2007	April 1, 2006 through June 30, 2006	January 1, 2007 through June 30, 2007	January 1, 2006 through June 30, 2006
Net assets, in liquidation—beginning of period	$0	$0	$0	$0

Net assets, in liquidation—end of period	$0	$0	$0	$0

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of June 30, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of the three months and six months ended June 30, 2007 and 2006, respectively, Apotex paid, on behalf of the Company, approximately $14,000 and $41,000 and approximately $22,000 and $23,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and from which Apotex has agreed not to charge the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GEN/Rx, Inc. (“GEN/Rx” or the “Company”) effectively ceased operations on or about March 31, 1996.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the six months ended June 30, 2007, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on March 31, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the six months ended June 30, 2007 and June 30, 2006 because there were no operations in 2007 and 2006.

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

Liquidity and Capital Resources

At June 30, 2007, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million.  The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities. Apotex is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested purchaser for its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of June 30, 2007, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial

Officer (the “Certifying Officer”). Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are adequate. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

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

ITEM 3.                                                   Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 2007, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.                                                     Exhibits

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date:	By:	/s/ Jack Margareten
August 14, 2007		Jack Margareten

Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification