Form 10-Q
period 2007-09-30
GEN RX INC
filed 2007-11-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock, $0.004 par value per share	20,878,711 shares
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

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets
(liquidation basis)
(in thousands)
(unaudited)

	April, 1, 2007 through September 30, 2007	April 1, 2006 through September 30, 2006	January 1, 2007 through September 30, 2007	January 1, 2006 through September 30, 2006
Net assets, in liquidation — beginning of period	$0	$0	$0	$0

Net assets, in liquidation—end of period	$0	$0	$0	$0

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of September 30, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of the three months and nine months ended September 30, 2007 and 2006, respectively, Apotex paid, on behalf of the Company, approximately $0 and $41,000, and approximately $12,500 and $36,000 respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and from which Apotex has agreed not to charge the Company.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2007, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on March 31, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the nine months ended September 30, 2007 and September 30, 2006 because there were no operations in 2007 and 2006.

While the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funding to the Company except paying certain expenses on behalf of the Company and the Company presently has no available financing alternatives.  The Company has adopted the liquidation basis of accounting and, accordingly, the net assets of the Company are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company reflected at their anticipated settlement amounts.

Liquidity and Capital Resources

At September 30, 2007, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million.  The Company has virtually no assets and no capital resources and lacks the liquidity to carry on any business activities. Apotex is currently considering various business alternatives relating to the Company including, but not limited to, commencing new business operations, dissolving the Company or seeking an interested purchaser for its stock holdings in the Company. There can be no assurance that Apotex will pursue any of these or other alternatives relating to the Company, or if it does, that any such efforts will be successful.

Off-Balance Sheet Arrangements

                As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of September 30, 2007, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial

Officer (the “Certifying Officer”). Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are adequate. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

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

ITEM 3.               Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2007, the Company was indebted to Apotex in the amount of approximately $4.4 million.

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

GEN/Rx, Inc.

Date: November 14, 2007	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification