Form 10-K
period 2007-12-31
GEN RX INC
filed 2008-04-15
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2007 was $5,525 based on the price last reported in the over-the-counter market on November 15, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2008
Common Stock, $0.004 par value per share	20,878,711 shares

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

The Company experienced significant operating losses since its inception resulting in a deficit equity position as described in greater detail below. The Company has not been engaged in substantive business activity for more than ten years and we have no plans to engage in any substantive business activity in the foreseeable future. The Company has been considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company and, at the end of the last fiscal year had determined to terminate the registration of the Company’s common stock and filed a Certification and Notice of Termination of Registration on Form 15 with the Securities and Exchange Commission on December 31, 2007.  Upon reconsideration, the Company determined to continue its registration and withdrew the Form 15 by filing Amendment No.1 to the Form 15 on March 28, 2008.

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

On November 29, 1995, the Company and Apotex entered into an amendment to the Original Loan Agreement (the “Amended Loan Agreement”) to provide for additional advances. Under the Amended Loan Agreement, Apotex agreed from time to time, in its sole discretion, to advance to the Company additional sums in excess of the aggregate principal amount under the Notes of $2.5 million which sums would be due on demand or, in any event, on or prior to December 22, 1995, and which sums would otherwise be treated as if they had been advanced pursuant to the Original Loan Agreement. Additional advances to the Company through December 31, 1995 totaled approximately $325,000. The Company agreed that failure to repay the amounts when due would constitute a default under the Amended Loan Agreement. In connection with the Amended Loan Agreement, the Company also issued to Apotex warrants to purchase an additional 813,783 shares of the Company’s Common Stock at an exercise price of $.75 per share. These warrants have expired.

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

As of December 31, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

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

Former Operations of AVP

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

In June 1995, following new management’s investigation of the matters set forth in the warning letter, management suspended indefinitely the manufacture of its products. In December 1995, management determined to discontinue the operations of AVP upon concluding that the time and financial commitment required to rehabilitate AVP’s operations made it economically unfeasible to do so. In connection with management’s decision to discontinue the operations of AVP, the Company laid-off substantially all of its personnel at this facility and recorded a provision of $5,646,000 in its 1995 financial statements.

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

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2007 and 2006, the financial statements are presented on a liquidation basis.

Potential Conflicts of Interest

Mr. Margareten, the Company’s Acting President and Chief Financial Officer is not required to commit his full time to the affairs of the Company.  As a result, pursuing new business opportunities, if considered, may require a greater period of time than management may devote.  Management has not identified and is not currently negotiation any new business opportunity and would only do so upon the adoption by the Board of Directors of a business plan.  In the event that a conflict of interest arises, management will consider relevant factors and issues and will act in a manner which it believes will be in the best interests of the stockholders of the Company.

Item 1A. Risk Factors

The Company’s business is subject to numerous risk factors including the following:

The Company has no operating history, no revenues and only minimal assets.

The Company has virtually no assets or financial resources and has had no operating history nor any revenues or earnings from operations for the past nine years. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until it consummates a business combination assuming that is the course we choose. There can be no assurance that, if we choose to seek a business combination, that we will be successful in identifying a party with which to undertake such combination and that we will be able to consummate such a combination on acceptable terms.

The Company may be deemed to be a “blank check” company.

The limited operations of the Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are managing current limited assets and seeking our and investigating the commencement or the acquisition of any viable business opportunity by purchase or exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

We are controlled by one stockholder.

We are controlled by Apotex, our majority stockholder, and our sole officer and director is affiliated with Apotex. Since Apotex owns 73% of our common stock and controls our Board such control could prevent the taking of certain actions that may be beneficial to other stockholders.

We may have potential business conflicts of interest.

Mr. Margareten, the Company’s Acting President and Chief Financial Officer is not required to commit his full time to the affairs of the Company.  As a result, pursuing new business opportunities, if considered, may require a greater period of time than if management would devote their full time to the Company’s affairs.  Management has not identified and is not currently negotiating any new business opportunity and would only do so upon the adoption by the Board of Directors of a business plan.  In the event that a conflict of interest arises, management will consider relevant factors and issues and will act in which it believes will be in the best interests of the stockholders of the Company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Prior to July 1, 1996, the Company’s executive offices were located at 1776 Broadway, Suite 1900, New York, New York 10019. All business operations have ceased and the Company does not lease or own any real property. For purposes of this Annual Report, the Company’s office is c/o Jack Margareten, its Acting President and Chief Executive Officer and Chief Financial Officer, at 600 Woodmere Boulevard, Woodmere, New York  11598.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2007.

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

As of December 31, 2007, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.

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

Item 6.  Selected Financial Data (in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 2002 through 2007, the Company adopted the liquidation basis of accounting. The selected financial data presented below is, on a liquidation basis, as of December 31, 2007, 2006, 2005, 2004 and 2003. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2007 and 2006 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

	December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Net Assets (liquidation basis)
Total Assets	$30	$30	$31	$37	$37
Net Assets in Liquidation	0	0	0	0	0

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ended December 31, 2007 and 2006, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of AUSA on June 30, 1996. All activities of the Company after such date have related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.

The Company did not conduct any business operations in the fiscal years ended December 31, 2007, 2006 and 2005 and, accordingly, no comparisons have been made between the 2007 and 2006 or the 2005 and 2004 fiscal years. The Company has adopted the liquidation basis of accounting and, as such, the net assets of the Company at December 31, 1997 are stated at liquidation value whereby assets are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company are stated at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2007 and at present, the Company has cash of $30,000 and liabilities in the nature of long term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex. All activities of the Company after such date have related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant. We are currently considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

Historically, while the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funds to the Company and the Company presently has no available financing alternatives. Notwithstanding the previous sentence, the costs and expenses related to the preparation and filing of this Annual Report (including, but not limited to, legal and accounting fees) and the other Exchange Act reports being filed by the Company in an effort to comply with the Exchange Act, have been and are expected to be paid by Apotex.  The Company currently has outstanding costs and fees of approximately $11,000 for services rendered to it in fiscal year 2007.

As of December 31, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of December 31, 2007, we did not have any contractual obligations or commitments other than our outstanding debt described under “Liquidity” above and under Item 1. “Business – Loan Arrangements.”

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

Item 8.  Financial Statements And Supplementary Data

The Company’s consolidated Financial Statements appear on Pages F-1 through F-8. See Index to Financial Statements after the signature page.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule
13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and Board of Directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.  In making this assessment, management followed the interpretive guidance (Release No. 34-55929) issued by the Securities and Exchange Commission.

The Company’s acting principal executive officer, who is also the acting principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In conducting his evaluation, our acting principal executive officer, who is also our acting principal financial officer and is the Company’s sole director, determined that with only one officer who is also the only director, the Company has no segregation of functions and, as such, there is a material weakness in our internal controls over financial reporting.  Such determination is based on the fact that our sole officer serves in both the acting principal executive officer and acting principal financial officer positions and that we do not have an audit committee and, accordingly, we lack the necessary corporate accounting resources for effective internal controls.

At the current time, the Company’s acting principal executive officer, who is also the acting principal financial officer, has responsibility for the limited activities of maintaining the Company’s bank account, preparing the financial statements and preparing public filings.  Given that the Company has not had operations for over ten years and only has assets in the amount of approximately $30,000, the hiring of additional personnel to conduct these limited activities would cause undue financial hardship.  However, reliance on these limited resources impairs our ability to provide for proper segregation of duties and to ensure consistently complete and accurate financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The name, age and position held in the Company by its executive officer and director as of the date of this Report is as follows:

Name	Age	Position

Jack Margareten	54	Acting President and Chief Executive Officer, Chief Financial Officer and sole Director

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

Due to the Company’s lack of operations and its limited management, the Company does not have standing audit, nominating or compensation committees or charters for such committees.  We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our activities is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.  Similarly, our limited management and limited compensation to it do not require nominating or compensation committees.

The Company has not yet adopted a Code of Ethics for our executive officer as of December 31, 2007. The Board of Directors anticipates that it will adopt a Code of Ethics upon adopting a business plan.

Item 11.  Executive Compensation

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the

Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any full-time employees or executive officers for compensation and, as such, the Company does not have a standing compensation committee.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums of approximately $1,700 per month. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2007, 2006 or 2005.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2007

The Company did not make any stock option grants in fiscal year 2007.

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

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2007 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2007:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

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

In connection with the Merger, Apotex made certain loans to the Company. See “Item 1. Business – Loan Arrangements” above for a full description of such loan arrangements. As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million. At December 31, 2007, the Company remained indebted to Apotex in the amount of approximately $4.4 million.

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

Audit Fees

For the fiscal year ended December 31, 2007, the fees for our independent registered public accountants were $33,000 in connection with the audit of our financial statements for the year ended December 31, 2007 and the review of our interim financial statements for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

Audit Related Fees

During fiscal year 2007, our independent registered public accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During fiscal year 2007, our independent registered public accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal year 2007, there were no fees billed for products and services provided by our independent registered public accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Eisner LLP as our independent registered public accounting firm in a meeting held on February 20, 2008.

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

Dated: April 14, 2008

GEN/Rx, Inc.

By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jack Margareten	Acting President and Chief Executive Officer,	April 14, 2008
Jack Margareten	Chief Financial Officer and Sole Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2007 and December 31, 2006	F-2

Consolidated Statements of Changes in Net Assets (liquidation basis) for the fiscal years ended December 31, 2007,December 31, 2006 and December 31, 2005	F-3

Notes to Consolidated Financial Statements	F-4

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Director and Stockholders

GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three year period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A[3] to the financial statements, the Company reports on the liquidation basis of accounting.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) of GEN/Rx, Inc. and subsidiaries as of December 31, 2007 and 2006 and the changes in their consolidated net assets (in liquidation) for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.

/s/Eisner LLP

New York, New York

April 14, 2008

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis) Note A(3)

(in thousands)

	December 31,
	2007	2006
ASSETS
Cash	$30	$30

LIABILITIES
Obligations (Notes A(3) and B)	$30	$30
Commitments and contingencies

Net assets in liquidation	$0	$0
Net assets in liquidation per common share (based on 20,878,711 common shares outstanding in 2007 and 2006, including 2,064,966 shares to be issued)	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis) Note A(3)

(in thousands)

	December 31,
	2007	2006	2005
Net assets - beginning of year	$0	$0	$0
Net assets in liquidation - end of year	$0	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note A - The Company

GEN/Rx, Inc. (“GEN/Rx”) is an inactive shell company with two wholly-owned subsidiaries, American Veterinary Products Inc. (“AVP”), which discontinued operations in December 1995 and Collins Laboratories, Inc., which has never been active (“Collins”).

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

Note B - Notes Payable - Apotex

The Company and Apotex, the principal stockholder and principal creditor of the Company, entered into certain lending arrangements under a loan agreement, pursuant to which Apotex loaned the Company $500,000 in the form of a term loan and $2 million in the form of a revolving line of credit loan. Both loans were evidenced by promissory notes and matured on  April 13, 1998.  The Company failed to pay certain accrued and unpaid interest when due under the loans.

The Company’s repayment of the loans was secured by all of the assets of the Company, including AVP’s manufacturing plant in Fort Collins, Colorado. As additional consideration for the loans, the Company issued in favor of Apotex, warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1 per share. These warrants expired unexercised.

Subsequently, the Company and Apotex amended the loan agreement to permit Apotex, in its discretion to advance sums in excess of the $2.5 million which additional amounts would be due on demand or, in any event, on or prior to December 22, 1995, but would otherwise be treated as if they had been advanced pursuant to the original loan agreement.  The Company requested additional advances and Apotex advanced to the Company approximately $325,000.  The Company also agreed that failure to repay the amounts when due would constitute a default under the amended loan agreement. In connection with amending the loan agreement, the Company issued to Apotex a warrant, exercisable for a period of three years, to purchase an additional 813,783 shares of the Company’s common stock at an exercise price of $.75 per share.

At December 31, 1995, the Company was indebted to Apotex for an aggregate of $3,563,000.  The Company received additional advances from Apotex aggregating $862,000 in 1996. The Company issued to Apotex warrants to purchase an additional 498,032 shares of the Company’s common stock at an exercise price of $0.75 per share.  The Company failed to make payments when due under the amended loan agreement and, in 1996, Apotex accelerated the entire amount of indebtedness of the Company and its subsidiaries, which are jointly and severally liable for the debt, which required the Company to turn over to Apotex all of the collateral.

Apotex sought and received the appointment of a receiver for AVP’s manufacturing plant in 1996. The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory. As a result of the amended loan agreement and the appointment of a receiver, AVP stopped receiving any cash proceeds.

As of December 31, 2007, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of 2007, 2006 and 2005 Apotex paid, on behalf of the Company, approximately $63,000, $37,000 and $110,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note C - Warrants

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