Form 10-Q
period 2008-03-31
GEN RX INC
filed 2008-05-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2008
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

ITEM 1.                                                         Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets
(liquidation basis)               (Note 2)
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2008 and 2007)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets
(liquidation basis)              (Note 2)
(in thousands)
(unaudited)

	January 1, 2008 through March 31, 2008	January 1, 2007 through March 31, 2007
Net assets, in liquidation — beginning of period	$0	$0

Net assets in liquidation — end of period	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1.                                                          Financial Statements

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of March 31, 2008, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of the periods ended March 31, 2008 and 2007, Apotex paid, on behalf of the Company, approximately $25,000 and $25,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and from which Apotex has agreed not to charge the Company.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the three months ended March 31, 2008 and March 31, 2007 because there were no operations in 2008 and 2007.

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

Liquidity and Capital Resources

At March 31, 2008, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of March 31, 2008, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

ITEM 4T.                                                 Controls and Procedures

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

Due to the Company’s present circumstances, the Company has only one officer who is its acting principal executive officer, principal financial officer and the Company’s sole director. As such, the Company has no segregation of functions and, accordingly, there is a material weakness in our internal controls over financial reporting. This determination is based on the fact that our sole officer serves in both acting principal executive officer and acting principal financial officer positions and we do not have an audit committee and, therefore, lack the necessary corporate accounting resources for effective internal controls.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Acting President and Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”). Based upon that evaluation and notwithstanding the material weakness in internal controls, the Certifying Officer concluded that the Company’s disclosure controls and procedures are adequate. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. If and when the Company re-commences business operations, it may seek to develop new disclosure controls and procedures.

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

ITEM 3.                                                         Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 2008, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.                                                         Exhibits

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: May 14, 2008	By:	/s/ JACK MARGARETEN
Jack Margareten
Acting President and Chief Executive Officer,
Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification