Form 10-Q
period 2008-09-30
GEN RX INC
filed 2008-11-13
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

GEN/RX, INC.
FORM 10-Q
CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Statement of Net Assets (liquidation basis) as of September 30, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statement of Changes in Net Assets (liquidation basis) for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Notes to Condensed Consolidated Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II — OTHER INFORMATION		8

Item 1.	Legal Proceedings	8

Item 3.	Defaults Upon Senior Securities	8

Item 6.	Exhibits	8

Signatures		9

Exhibit Index		10

PART I

ITEM 1.  Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets
(liquidation basis) (Note 2)
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2008 and 2007)	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets
(liquidation basis) (Note 2)
(in thousands)
(unaudited)

	July 1, 2008 through September 30, 2008	July 1, 2007 through September 30, 2007	January 1, 2008 through September 30, 2008	January 1, 2007 through September 30, 2007

Net assets, in liquidation — beginning of period	$0	$0	$0	$0

Net assets, in liquidation—end of period	$0	$0	$0	$0

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of September 30, 2008, the Company remains indebted to Apotex Corp. (“Apotex”), the Company’s principal stockholder, in the amount of approximately $4.4 million.  In addition, in each of the three months and nine months ended September 30, 2008 and 2007, respectively, Apotex paid, on behalf of the Company, approximately $24,000 and $0, and approximately $57,500 and $12,500 respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the nine months ended September 30, 2008 and September 30, 2007 because there were no operations in 2008 and 2007.

The Company experienced significant operating losses since its inception resulting in a deficit equity position.  While the Company was engaged in operations, it was dependent on Apotex for financing. At September 30, 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funding to the Company except direct payment of certain operating expenses of the Company and the Company presently has no available financing alternatives.  The Company has not engaged in substantive business activity for more than ten years and we have no plans to engage in any substantive business activity in the foreseeable future.  The Company has been considering various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company.  The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors.  Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan.  We are unable to predict at this time when and if it may actually participate in any specific business endeavor.

The Company has adopted the liquidation basis of accounting and, accordingly, the net assets of the Company are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company reflected at their anticipated settlement amounts.

Liquidity and Capital Resources

At September 30, 2008, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.

Off-Balance Sheet Arrangements

                As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

 Contractual Obligations and Commitments

As of September 30, 2008, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

ITEM 4.Controls and Procedures

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

ITEM 3.  Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2008, the Company was indebted to Apotex in the amount of approximately $4.4 million.

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

GEN/Rx, Inc.

Date: November 13, 2008	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification