Form 10-K/A
period 2007-12-31
GEN RX INC
filed 2009-01-15
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the disclosure under Item 9A(T), “Controls and Procedures,” of Part II of the Annual Report on Form 10-K (the “Form 10-K”) of Gen/Rx, Inc. (the “Company”) for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008.  We have modified Part II Item 9A(T), “Controls and Procedures,” in this Amendment No. 1 in response to comments contained in a letter received from the SEC dealing with our disclosure in the Form 10-K regarding management’s assessment of internal control over financial reporting and its conclusion that our internal control over financial reporting was effective as of December 31, 2007.  In addition, we are also including current Exhibits 31 and 32, the certifications of our Chief Executive Officer and Chief Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment No. 1.  Except as described in this Explanatory Note and as contained in this Amendment No. 1, we have not modified or updated other disclosures presented in the Form 10-K.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-K and filings with the SEC subsequent to the filing of the Form 10-K.

PART II

Item 9A(T).                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management evaluated the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.  In making this assessment, management our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

The Company’s acting principal executive officer, who is also the acting principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In conducting his evaluation, our acting principal executive officer, who is also our acting principal financial officer and is the Company’s sole director, determined that with only one officer who is also the only director, the Company has no segregation of functions or duties and, as such, there is a material weakness in the Company’s internal controls over financial reporting.  The Company’s size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of functions within our internal control system resulting in an absence of the necessary checks and balances allowed by greater corporate accounting resources.  As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by the Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3)  Exhibits.

31 Rule 13a-14(a)/15d-14(a) Certification filed herewith

32 Section 1350 Certification filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 15, 2009

GEN/Rx, Inc.

By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/Jack Margareten	Acting President and Chief Executive Officer,	January 15, 2009
Jack Margareten	Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification filed herewith

32	Section 1350 Certification filed herewith