Form 10-Q/A
period 2008-03-31
GEN RX INC
filed 2009-01-15
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2008
Common Stock, $0.004 par value per share	20,878,711 shares
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to amend the disclosure under Item 4T, “Controls and Procedures,” of Part I of the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Gen/Rx, Inc. (the “Company”) for the fiscal quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2008.  We have modified Part I Item 4T, “Controls and Procedures,” in this Amendment No. 1 in response to comments contained in a letter received from the SEC dealing with our disclosure in the Form 10-Q regarding management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  In addition, we are also including current Exhibits 31 and 32, the certifications of our Chief Executive Officer and Chief Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment No. 1.  Except as described in this Explanatory Note and as contained in this Amendment No. 1, we have not modified or updated other disclosures presented in the Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-Q and filings with the SEC subsequent to the filing of the Form 10-Q.

PART I

ITEM 4T.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by the Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibits

	31	Rule 13a-14(a)/15d-14(a) Certification

	32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: January 15, 2009	By:	/s/ JACK MARGARETEN
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification