Form 10-Q/A
period 2008-09-30
GEN RX INC
filed 2009-01-15
CIK 841543

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to amend the disclosure under Item 4T, “Controls and Procedures,” of Part I of the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Gen/Rx, Inc. (the “Company”) for the fiscal quarter ended September 30, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2008.  We have modified Part I Item 4T, “Controls and Procedures,” in this Amendment No. 1 in response to comments contained in a letter received from the SEC dealing with our disclosure in the Form 10-Q regarding management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  In addition, we are also including current Exhibits 31 and 32, the certifications of our Chief Executive Officer and Chief Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment No. 1.  Except as described in this Explanatory Note and as contained in this Amendment No. 1, we have not modified or updated other disclosures presented in the Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-Q and filings with the SEC subsequent to the filing of the Form 10-Q.

PART I

ITEM 4T.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2008 to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

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

GEN/Rx, Inc.

Date: January 15,	By:	/s/ Jack Margareten
2009
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification