Form 10-K
period 2008-12-31
GEN RX INC
filed 2009-03-31
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Yes ☒                    No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2008 was $5,525 based on the price last reported in the over-the-counter market on November 15, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2009
Common Stock, $0.004 par value per share	20,878,711 shares

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

The Company experienced significant operating losses since its inception resulting in a deficit equity position. The Company has not been engaged in substantive business activity for more than ten years and we have no plans to engage in any substantive business activity in the foreseeable future. The Company continues to consider various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company.

The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if the Company may actually participate in any specific business endeavor.

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

As of December 31, 2008, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

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

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2008 and 2007, the financial statements are presented on a liquidation basis.

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

The Company has virtually no assets or financial resources and has had no operating history nor any revenues or earnings from operations for the past ten years. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until it consummates a business combination assuming that is the course we choose. There can be no assurance that, if we choose to seek a business combination, that we will be successful in identifying a party with which to undertake such combination and that we will be able to consummate such a combination on acceptable terms.

The Company is deemed to be a “blank check” company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2008.

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

As of December 31, 2008, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.

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

Item 6.  Selected Financial Data (in thousands, except per share amounts)

After the sale of all remaining assets of the Company on June 30, 1996, and for the fiscal years ended December 31, 2002 through 2008, the Company adopted the liquidation basis of accounting. The selected financial data presented below is, on a liquidation basis, as of December 31, 2008, 2007, 2006, 2005 and 2004. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2008 and 2007 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

	December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Net Assets (liquidation basis)
Total Assets	$30	$30	$30	$31	$37
Net Assets in Liquidation	0	0	0	0	0

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ended December 31, 2008, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996.  No comparison is made in this report for the fiscal years ended December 31, 2008, 2007 and 2006 because there were no operations in 2008, 2007 and 2006.

The Company has adopted the liquidation basis of accounting and, accordingly, the net assets of the Company are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company reflected at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2008 and at present, the Company has cash of $30,000 and liabilities in the nature of long term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities. The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex. All activities of the Company after such date have related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant. We continue to consider various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company. The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan. We are unable to predict at this time when and if the Company may actually participate in any specific business endeavor.

Historically, while the Company was engaged in operations, it was dependent on Apotex for financing. At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million. Since 1996, the Company has not made any payments to Apotex on this debt. Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection. It is not expected that Apotex will advance any additional funds to the Company and the Company presently has no available financing alternatives. Notwithstanding the previous sentence, the costs and expenses related to the preparation and filing of this Annual Report (including, but not limited to, legal and accounting fees) and the other Exchange Act reports being filed by the Company in an effort to comply with the Exchange Act, have been and are expected to be paid by Apotex.  The Company currently has outstanding costs and fees of approximately $3,900 for services rendered to it in fiscal year 2008.

As of December 31, 2008, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of December 31, 2008, we did not have any contractual obligations or commitments other than our outstanding debt described under “Liquidity” above and under Item 1. “Business — Loan Arrangements.”

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

Management evaluated the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

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

The Company’s acting principal executive officer, who is also the acting principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In conducting his evaluation, our acting principal executive officer, who is also our acting principal financial officer and is the Company’s sole director, determined that with only one officer who is also the only director, the Company has no segregation of functions or duties and, as such, there is a material weakness in the Company’s internal controls over financial reporting.  The Company’s size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of functions within our internal control system resulting in an absence of the necessary checks and balances allowed by greater corporate accounting resources.  As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by the Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The name, age and position held in the Company by its executive officer and director as of the date of this Report is as follows:

Name	Age	Position

Jack Margareten	55	Acting President and Chief Executive Officer, Chief Financial Officer and sole Director

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

On May 1, 1997, Jack Margareten, then Chief Financial Officer of the Company and Apotex, replaced Mr. Schramm as sole Director and Acting President of the Company and Apotex. Mr. Margareten has been Chief Financial Officer of the Company since April 1996. Mr. Margareten’s services for the Company have been performed on a part-time, as needed basis since the Company’s cessation of operations in June 1996. Since December 26, 1999, Mr. Margareten has served in a full-time capacity as Chief Operating Officer of Fashion Accessory Bazaar, LLC, a privately held company. Prior to such date, Mr. Margareten was self-employed in personal investments.

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

The Company has not yet adopted a Code of Ethics for our executive officer as of December 31, 2008. The Board of Directors anticipates that it will adopt a Code of Ethics upon adopting a business plan.

Item 11.  Executive Compensation

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any full-time employees or executive officers for compensation and, as such, the Company does not have a standing compensation committee.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums of approximately $1,700 per month. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2008, 2007 or 2006.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2008

The Company did not make any stock option grants in fiscal year 2008.

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

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2008 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2008:  (i) by each person who owns or is known by the Company to own beneficially five (5%) percent or more of the Company’s outstanding Common

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

In connection with the Merger, Apotex made certain loans to the Company. See “Item 1. Business — Loan Arrangements” above for a full description of such loan arrangements. As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations. The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million. At December 31, 2008, the Company remained indebted to Apotex in the amount of approximately $4.4 million.

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

Audit Fees

For the fiscal year ended December 31, 2008, the fees for our independent registered public accountants were $33,000 in connection with the audit of our financial statements for the year ended December 31, 2008 and the review of our interim financial statements for each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

Audit Related Fees

During fiscal year 2008, our independent registered public accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During fiscal year 2008, our independent registered public accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal year 2008, there were no fees billed for products and services provided by our independent registered public accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Eisner LLP as our independent registered public accounting firm by action taken as of March 23, 2009.

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

Dated: March 31, 2009

GEN/Rx, Inc.

By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jack Margareten	Acting President and Chief Executive Officer,	March 31, 2009
Jack Margareten	Chief Financial Officer and Sole Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Changes in Net Assets (liquidation basis) for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-3

Notes to Consolidated Financial Statements	F-4

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Director and Stockholders

GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A[3] to the financial statements, the Company reports on the liquidation basis of accounting.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) of GEN/Rx, Inc. and subsidiaries as of December 31, 2008 and 2007 and the changes in their consolidated net assets (in liquidation) for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.

/s/Eisner LLP

New York, New York

March 31, 2009

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis) Note A(3)

(in thousands, except shares and

per share amounts)

	December 31,
	2008	2007
ASSETS
Cash	$30	$30

LIABILITIES
Obligations (Notes A[(3)] and B)	$30	$30
Commitments and contingencies

Net assets in liquidation	$0	$0
Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2008 and 2007	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis) Note A(3)

(in thousands)

	December 31,
	2008	2007	2006
Net assets - beginning of year	$0	$0	$0
Net assets in liquidation - end of year	$0	$0	$0

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

As of December 31, 2008, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of 2008, 2007 and 2006 Apotex paid, on behalf of the Company, approximately $78,000, $63,000 and $37,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note C - Warrants

Pursuant to the loan agreement and the amended loan agreement, the Company issued to Apotex warrants to purchase shares of the Company’s common stock.  Under the terms of the loan agreement, Apotex received warrants to purchase 2,500,000 shares of the Company’s common stock exercisable at $1.00 per share; warrants to purchase 813,783 shares of the Company’s common stock exercisable at $.75 per share and warrants to purchase 498,032 shares of the Company’s common stock exercisable at $.75 per share.  All of these warrants have expired

Note D - Income Taxes

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