Form 10-Q
period 2009-06-30
GEN RX INC
filed 2009-08-13
CIK 841543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $0.004 par value per share	20,878,711 shares
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

See Notes to Condensed Consolidated Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets

(liquidation basis) (Note 2)

(in thousands)

(unaudited)

	April 1, 2009 through June 30, 2009	April 1, 2008 through June 30, 2008	January 1, 2009 through June 30, 2009	January 1, 2008 through June 30, 2008
Net assets, in liquidation — beginning of period	$0	$0	$0	$0

Net assets, in liquidation—end of period	$0	$0	$0	$0

See Notes to Condensed Consolidated Financial Statements

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

The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of June 30, 2009, the Company remains indebted to Apotex, its principal stockholder, in the amount of approximately $4.4 million.  In addition, in the three- and six-month periods ended June 30, 2009, Apotex paid, on behalf of the Company, approximately $37,000 and $43,000, respectively, and in the three- and six-month periods ended June 30, 2008, Apotex paid, on behalf of the Company, approximately $9,000 and $16,000, respectively, in each case of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and from which Apotex has agreed not to charge the Company.

Note 3.                                                          Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“Subsequent Events”).  More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009.  The Company has performed an evaluation of Subsequent Events through August 13, 2009, which is the date the financial statements are being filed.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 replaces SFAS No. 162.  “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States.  All guidance contained in the Codification carries an equal level of authority.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of our financial results.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the three and six months ended June 30, 2009 and June 30, 2008 because there were no operations in 2009 and 2008.

Liquidity and Capital Resources

At June 30, 2009 and at present, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of June 30, 2009, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

ITEM 4T.                                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3.                                                     Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At June 30, 2009, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.                                                     Exhibits

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: August 13, 2009	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification