Form 10-Q
period 2009-09-30
GEN RX INC
filed 2009-11-12
CIK 841543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number: 0-24496

GEN/RX, INC.

 (Exact name of registrant as specified in its charter)

New York	11-2728666
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

600 Woodmere Boulevard

Woodmere, New York  11598
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $0.004 par value per share	20,878,711 shares
(including 2,064,966 shares to be issued)

GEN/RX, INC.
FORM 10-Q
CONTENTS

PART I

ITEM 1.	Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets
(liquidation basis) (Note 2)
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2009 and 2008)	$0	$0

See Notes to Condensed Consolidated Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets
(liquidation basis) (Note 2)
(in thousands)
(unaudited)

	July 1, 2009 through September 30, 2009	July 1, 2008 through September 30, 2008	January 1, 2009 through September 30, 2009	January 1, 2008 through September 30, 2008
Net assets, in liquidation — beginning of period	$0	$0	$0	$0

Net assets, in liquidation—end of period	$0	$0	$0	$0

See Notes to Condensed Consolidated Financial Statements

GEN/RX, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Financial Statements

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial status of GEN/Rx, Inc. (the “Company”) and the changes in its financial status for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of September 30, 2009, the Company remains indebted to Apotex Corp. (“Apotex”), the Company’s principal stockholder, in the amount of approximately $4.4 million.  In addition, in the three- and nine-month periods ended September 30, 2009, Apotex paid, on behalf of the Company, approximately $9,000 and $52,000, respectively, and in the three- and nine-month periods ended September 30, 2008, and approximately $24,000 and $58,000 respectively, in each case of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note 3.	Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which is included in the codification in FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” or collectively known as the “Codification.”  The Codification is considered the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States except for additional authoritative rules and interpretive releases issued by the SEC.  All guidance contained in the Codification carries an equal level of authority.  This guidance is effective for financial statements issued for interim and annual periods that ended after September 15, 2009.

Where possible, FASB references have been replaced with ASC references.

In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“Subsequent Events”).  More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009.  The Company has performed an evaluation of Subsequent Events to November 10, 2009 which is the date the financial statements are being filed.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, the financial statements are presented on a liquidation basis. The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, on June 30, 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant. All of the operations of AVP and AUSA are treated as discontinued operations. No comparison is made in this report for the three- and nine-month periods ended September 30, 2009 and September 30, 2008 because there were no operations in 2009 and 2008.

Liquidity and Capital Resources

At September 30, 2009 and at present, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of September 30, 2009, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

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

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At September 30, 2009, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.	Exhibits

Exhibits

	31	Rule 13a-14(a)/15d-14(a) Certification

	32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: November 10, 2009	By:	/s/ Jack Margareten
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification