Form 10-K
period 2009-12-31
GEN RX INC
filed 2010-03-30
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2009 was $5,525 based on the price last reported in the over-the-counter market on November 15, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common Stock, $0.004 par value per share	20,878,711 shares

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

PART I

Item 1.  Business

General

GEN/Rx, Inc. (“GEN/Rx” or, when referring to GEN/Rx and its subsidiaries, the “Company”) effectively ceased operations in 1996.

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

Prior to the Merger, AUSA had been a subsidiary of Apotex. As part of the Merger, the Company issued to Apotex 15,353,840 shares of common stock, $.004 par value (the “Common

Stock”), as a result of which Apotex became the owner of approximately 74% of the outstanding Common Stock of the Company. In addition, the Company issued warrants to certain employees and consultants of Apotex to purchase 270,000 shares of Common Stock of GEN/Rx at a price of $1.50 per share.  These warrants have expired.

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

In January 1996, Apotex sought and received the appointment of a receiver for AVP’s Fort Collins manufacturing plant in a proceeding before the Federal District Court in Larimer County, Colorado.  The order permitted the receiver to exercise control over AVP’s bank accounts, accounts receivable and inventory.  As a result of the Amended Loan Agreement and the appointment of a receiver, AVP stopped receiving any advances under the Apotex loans and was forced to discontinue operations.  See “Item 1. Business - Former Operations of AVP” below.  The receiver liquidated substantially all of AVP’s assets at its three locations in or near Fort Collins, Colorado, for proceeds aggregating approximately $670,000 which proceeds were used for the disposal of hazardous and other wastes at the Fort Collins manufacturing plant and for continued care of AVP’s inventory and other payroll and non-payroll related expenses. Upon final order of the Court, dated September 22, 1998, directing final payments from the court supervised account, all remaining cash in the account, amounting to approximately $40,000 was paid to Apotex as the principal creditor. In addition, pursuant to the Amended Loan Agreement, accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex. Apotex subsequently purchased all of the outstanding capital stock of AUSA on July 1, 1996.  See “Item 1. Business - Sale of AUSA” below. At June 30, 1996, the Company was indebted to Apotex for an aggregate of $5,296,659 (before the sale of AUSA) including $747,423 of accounts payable converted to additional debt pursuant to the Amended Loan Agreement.

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

As of December 31, 2009, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

Sale of AUSA

In 1996, in light of the Company’s losses, the Company retained the services of the investment banking firm Hill Thompson Capital Markets, Inc. (“Hill Thompson”), to assist management in its efforts to identify steps and strategies to reduce losses, generate returns on the Company’s assets and maximize shareholder value.  Hill Thompson recommended the sale of AUSA, identified potential purchasers for AUSA, prepared a confidential descriptive memorandum and sought to solicit interest in AUSA on behalf of the Company. Hill Thompson was not successful in identifying any interested parties.

In 1996, the Company held an auction to sell all of the issued and outstanding shares of AUSA common stock which were subject to a perfected security interest in favor of Apotex.  The auction was held at the offices of Hill Thompson and the minimum bid price for the AUSA shares was set at $1 million. Apotex was the only bidder at the auction bidding the minimum bid price of $1 million.  The sale was consummated in 1996. Apotex’s acquisition of AUSA from the Company resulted in a reduction of the Company’s indebtedness in favor of Apotex by $1 million. At September 30, 1996, after the sale of AUSA to Apotex, the Company’s indebtedness to Apotex totaled approximately $4.4 million, all of which was due and payable.

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

Present Lack of Operations

The Company has not conducted any business operations since the sale of AUSA in 1996.  All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of the Fort Collins manufacturing plant.

The Company does not have any employees or executive officers other than Jack Margareten, who serves as part-time Acting President and Chief Financial Officer.  The Company’s Board of Directors has four seats, three of which are vacant.  Jack Margareten is the sole director of the Company.  Mr. Margareten was appointed sole director and elected as Acting President of the Company and its subsidiaries in May 2001 after then-President, Chief Executive Officer and sole director Jack M. Schramm resigned from such positions.  Mr. Schramm also served as President of both Apotex, which owns approximately 74% of the Company, and AUSA, a former subsidiary of the Company acquired by Apotex effective July 1996.  Mr. Margareten, who, prior to May 1997, served as Chief Financial Officer of the Company and Apotex, also replaced Mr. Schramm as Acting President of Apotex in May 1997, a position which he held through May 2001.

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

Financial Statements Presentation

With respect to the Company’s financial information set forth in this Annual Report relating to the years ended December 31, 2009 and 2008, the financial statements are presented on a liquidation basis.

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

The Company has virtually no assets or financial resources and has had no operating history nor any revenues or earnings from operations since 1996.  The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until it consummates a business combination assuming that is the course we choose.  There can be no assurance that, if we choose to seek a business combination, that we will be successful in identifying a party with which to undertake such combination and that we will be able to consummate such a combination on acceptable terms.

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

We are controlled by one stockholder.

We are controlled by Apotex, our principal stockholder and principal creditor, and our sole officer and director is affiliated with Apotex.  Since Apotex owns approximately 74% of our common stock and controls our Board such control could prevent the taking of certain actions that may be beneficial to other stockholders.

We may have potential business conflicts of interest.

Mr. Margareten, the Company’s Acting President and Chief Financial Officer, is not required to commit his full time to the affairs of the Company.  As a result, pursuing new business opportunities, if considered, may require a greater period of time than if management would devote their full time to the Company’s affairs.  Management has not identified and is not currently negotiating any new business opportunity and would only do so upon the adoption by the Board of Directors of a business plan.  In the event that a conflict of interest arises, management will consider relevant factors and issues and will act in which it believes will be in the best interests of the stockholders of the Company.

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

We may be subject to the audit of internal controls.

Guidance regarding implementation and interpretation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 continues to be issued by the standards-setting community.  Smaller reporting companies are subject to the audit of internal controls for the first time in fiscal years ending on or after June 15, 2010 unless legislation is enacted to change such circumstances.  As a result of the ongoing interpretation of new guidance and the audit testing to be completed in the near future, our internal controls over financial reporting may include an unidentified material weakness which would result in receiving an adverse opinion on our internal controls over financial reporting from our independent registered public accounting firm.  This could result in significant additional expenditures responding to the Section 404 internal control audit and heightened regulatory scrutiny.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2009.

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

As of December 31, 2009, and the date of this report, there were approximately 224 holders of record of the Company’s Common Stock.

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

Item 6.  Selected Financial Data (in thousands, except per share amounts)

After the sale of all remaining assets of the Company in 1996, and for the fiscal years ended December 31, 2002 through 2009, the Company adopted the liquidation basis of accounting. The selected financial data presented below is, on a liquidation basis, as of December 31, 2009, 2008, 2007, 2006 and 2005. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, the consolidated financial statements of the Company, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected financial data as of December 31, 2009 and 2008 (liquidation basis) are derived from the consolidated audited financial statements of the Company, including the notes thereto, included elsewhere in this Annual Report.

	December 31,
	2009	2008	2007	2006	2005

Consolidated Statements of Net Assets (liquidation basis)

Total Assets	$30	$30	$30	$30	$31

Net Assets in Liquidation	0	0	0	0	0

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

With respect to the Company’s financial information set forth in this Annual Report on Form 10-K for the fiscal years ended December 31, 2009, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, in 1996.  No comparison is made in this report for the fiscal years ended December 31, 2009, 2008 and 2007 because there were no operations in 2009, 2008 and 2007.

The Company has adopted the liquidation basis of accounting and, accordingly, the net assets of the Company are stated at their estimated net realizable values and liabilities which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company reflected at their anticipated settlement amounts.

Liquidity and Capital Resources

At December 31, 2009 and at present, the Company has cash of $30,000 and liabilities in the nature of long term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources. Effective June 30, 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.  All activities of the Company after such date have related principally to the liquidation by the receiver of the AVP assets and the sale of AVP’s Fort Collins manufacturing plant.  We continue to consider various business alternatives relating to the Company including, without limitation, commencing new business operations, seeking a purchaser or business combination for the Company and dissolution of the Company.  The commencement of any business endeavor will be preceded by the consideration and adoption of a business plan by our Board of Directors. Due to the limited current and proposed business activities of the Company described herein, it is classified as a “blank check” company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully developed and implemented a business plan.  We are unable to predict at this time when and if the Company may actually participate in any specific business endeavor.

Historically, while the Company was engaged in operations, it was dependent on Apotex for financing.  At September 1996, after the sale of AUSA to Apotex, the Company was indebted to Apotex in the amount of approximately $4.4 million.  Since 1996, the Company has not made any payments to Apotex on this debt.  Apotex has not charged interest on the indebtedness and has not instituted any legal proceedings for collection.  It is not expected that Apotex will advance any additional funds to the Company except for certain expenses paid on behalf of the Company and the Company presently has no available financing alternatives.  Notwithstanding the previous sentence, the costs and expenses related to the preparation and filing of this Annual Report (including, but not limited to, legal and accounting fees) and the other Exchange Act reports being filed by the Company in an effort to comply with the Exchange Act, have been and are expected to be paid by Apotex.  Professional fees and expenses/costs paid directly by Apotex are not recognized either as a liability or a capital contribution.  The Company currently has outstanding fees for legal services rendered  to it in fiscal year 2009 of approximately $1,700.

As of December 31, 2009, the Company remains indebted to Apotex in the amount of approximately $4.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of December 31, 2009, we did not have any contractual obligations or commitments other than our outstanding debt described under “Liquidity” above and under Item 1. “Business — Loan Arrangements.”

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

Item 8.  Financial Statements And Supplementary Data

The Company’s consolidated Financial Statements appear on Pages F-1 through F-6. See Index to Financial Statements after the signature page.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and related forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

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

Management evaluated the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

At the current time, the Company’s acting principal executive officer, who is also the acting principal financial officer, has responsibility for the limited activities of maintaining the Company’s bank account, preparing the financial statements and preparing public filings.  Given that the Company has not had operations since 1996 and only has assets in the amount of approximately $30,000, the hiring of additional personnel to conduct these limited activities would cause undue financial hardship.  However, reliance on these limited resources impairs our ability to provide for proper segregation of duties and to ensure consistently complete and accurate financial reporting.

The Company’s acting principal executive officer, who is also the acting principal financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In conducting his evaluation, our acting principal executive officer, who is also our acting principal financial officer and is the Company’s sole director, determined that with only one officer who is also the only director, the Company has no segregation of functions or duties and, as such, there is a material weakness in the Company’s internal controls over financial reporting.  The Company’s size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of functions within our internal control system resulting in an absence of the necessary checks and balances allowed by greater corporate accounting resources.  As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The name, age and position held in the Company by its executive officer and director as of the date of this Report is as follows:

Name	Age	Position

Jack Margareten	56	Acting President and Chief Executive Officer, Chief Financial Officer and sole Director

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

The Company has not yet adopted a Code of Ethics for our executive officer as of December 31, 2009. The Board of Directors anticipates that it will adopt a Code of Ethics upon adopting a business plan.

Item 11.  Executive Compensation

As previously described above under “Item 1. Business”, in December 1995, the Company discontinued the operations of AVP and laid off its AVP employees and in June 1996, the Company sold AUSA to Apotex. As a result, the Company has no business operations and does not employ any full-time employees or executive officers for compensation and, as such, the Company does not have a standing compensation committee.  Jack Margareten is Chief Financial Officer and Acting President of the Company and, since the Company’s cessation of operations in June 1996, has been compensated by Apotex for any services rendered on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums of approximately $1,800 per month. Accordingly, there is no compensation table shown for the fiscal years ended December 31, 2009, 2008 or 2007.

Employment Agreements

The Company does not have any employment agreements.

Stock Option Grants in 2009

The Company did not make any stock option grants in fiscal year 2009.

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

Based solely on review of the copies of such forms furnished to the Company (if any), the Company believes that during fiscal year 2009 its sole officer and director and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table provides information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2009:  (i) by each person who owns or is known by the

Company to own beneficially five (5%) percent or more of the Company’s outstanding Common Stock; (ii) by all directors; and (iii) by all directors and executive officers of the Company as a group.

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

Since the former stockholder of AUSA owns approximately 74% of the Company, the transaction was accounted for as if AUSA acquired the net assets of the Company for the previously issued and outstanding shares of Common Stock of the Company.

In connection with the Merger, Apotex made certain loans to the Company. See “Item 1. Business — Loan Arrangements” above for a full description of such loan arrangements.  As more fully described above, the Company failed to pay amounts due under the loan arrangements which resulted in acceleration of the debt by Apotex, appointment of a receiver for the assets of one of the Company’s subsidiaries, AVP and the turn over to Apotex of all of the other collateral securing the loans. AVP subsequently discontinued operations.  The accounts receivable of AUSA were assigned to Apotex and collections thereof were deposited into the bank accounts of Apotex and on June 30, 1996, Apotex purchased from the Company at an auction all of the outstanding shares of AUSA for $1 million.  At December 31, 2009, the Company remained indebted to Apotex in the amount of approximately $4.4 million.

Since the Company’s cessation of operations in June 1996, Jack Margareten, the Company’s Chief Financial Officer and Acting President, has been compensated by Apotex for any services rendered or out of pocket expenses incurred on behalf of or for the Company. Such services and related compensation have been nominal but he is also reimbursed for medical insurance premiums in the amount of approximately $1,800 per month. It is not expected that Apotex will charge the Company for such expenses.

Item 14.  Principal Accountant Fees and Services

The firm of Eisner LLP acts as our independent registered public accountants. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

For the fiscal year ended December 31, 2009, the fees for our independent registered public accountants were $33,302 in connection with the audit of our financial statements for the year ended December 31, 2009 and the review of our interim financial statements for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

Audit Related Fees

During fiscal year 2009, our independent registered public accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During fiscal year 2009, our independent registered public accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal year 2009, there were no fees billed for products and services provided by our independent registered public accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  The Company’s sole director approved the engagement of Eisner LLP as our independent registered public accounting firm by action taken as of February 26, 2010.

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

Dated: March 29, 2010

GEN/Rx, Inc.

	By:	/s/ Jack Margareten
Jack Margareten
Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jack Margareten	Acting President and Chief Executive Officer,	March 29, 2010
Jack Margareten	Chief Financial Officer and Sole Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2009 and December 31, 2008	F-2

Consolidated Statements of Changes in Net Assets (liquidation basis) for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007	F-3

Notes to Consolidated Financial Statements	F-4

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Director and Stockholders

GEN/Rx, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of GEN/Rx, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated net assets (in liquidation) of GEN/Rx, Inc. and subsidiaries as of December 31, 2009 and 2008 and the changes in their consolidated net assets (in liquidation) for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.

/s/Eisner LLP
New York, New York
March 29, 2010

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Net Assets

(liquidation basis) Note A(3)

(in thousands, except shares and per share amounts)

	December 31,
	2009	2008
ASSETS
Cash	$30	$30

LIABILITIES
Obligations (Notes A[(3)] and B)	$30	$30
Commitments and contingencies

Net assets in liquidation	$0	$0
Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2009 and 2008	$0	$0

See notes to financial statements.

GEN/RX, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets

(liquidation basis) Note A(3)

(in thousands)

	December 31,
	2009	2008	2007
Net assets - beginning of year	$0	$0	$0
Net assets in liquidation - end of year	$0	$0	$0

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

[3]      Basis of presentation:

The Company presents its financial status and the changes in its financial status on the liquidation basis of accounting. Accordingly, the net assets of the Company are stated at liquidation value, whereby assets are stated at their estimated net realizable values and liabilities, which include estimated liquidation expenses to be incurred through the date of final dissolution of the Company, are stated at their anticipated settlement amounts.  Professional fees and expenses/costs paid directly by Apotex are not recognized either as a liability or capital contribution in the accompanying financial statements.  The Company has total obligations of  approximately $4.4 million and net assets of $30,000. Accordingly, the liabilities reflected on the consolidated statement of net assets represents solely the amounts for which the Company has available assets.

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

As of December 31, 2009, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of 2009, 2008 and 2007 Apotex paid, on behalf of the Company, approximately $57,590, $78,000 and $63,000, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying financial statements and for which Apotex has agreed not to charge the Company.

Note C - Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which is included in the codification in FASB Accounting Standards Codification (“ASC”) 105 “Generally Accepted Accounting Principles” or collectively known as the “Codification.”  The

Codification is considered the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the united States except for additional authoritative rules and interpretive releases issued by the SEC.  All guidance contained in the Codification carries an equal level of authority.  This guidance is effective for financial statements issued for interim and annual periods that ended after September 15, 2009.

In May 2009, the FASB issued new accounting guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  On February 2010, the FASB amended the guidance and removed the contradictions between the requirements of U.S. generally accepted accounting principles and the filing rules of the SEC.  As a result, public companies will no longer have to disclose the date of evaluation of subsequent events in both issued and revised financial statements.

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