Form 10-Q
period 2010-03-31
GEN RX INC
filed 2010-05-14
CIK 841543

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $0.004 par value per share	20,878,711 shares
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

GEN/RX, INC.

FORM 10-Q

PART I

ITEM 1.             Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Net Assets

(liquidation basis) (Note 2)

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash	$30	$30

LIABILITIES
Obligations	30	30

Commitments and contingencies

Net assets in liquidation	$0	$0

Net assets in liquidation per common share (based on 20,878,711 common shares outstanding (including 2,064,966 shares to be issued) in 2010 and 2009)	$0.00	$0.00

See Notes to Financial Statements

GEN/RX, INC.

Condensed Consolidated Statement of Changes in Net Assets

(liquidation basis) (Note 2)

(in thousands)

(unaudited)

	January 1, 2010 through March 31, 2010	January 1, 2009 through March 31, 2009
Net assets, in liquidation — beginning of period	$0	$0

Net assets in liquidation — end of period	$0	$0

See Notes to Financial Statements

GEN/RX, INC.

Notes to Financial Statements

Note 1.                                                          Financial Statements

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of March 31, 2010, the Company remains indebted to Apotex in the amount of approximately $4.4 million.  In addition, in each of the periods ended March 31, 2010 and 2009, Apotex paid, on behalf of the Company, approximately $19,000 and $5,500, respectively, of expenses, representing primarily legal, accounting and administrative costs which are not reflected on the accompanying condensed financial statements and for which Apotex has agreed not to charge the Company.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GEN/Rx, Inc. (“GEN/Rx” or the “Company”) effectively ceased operations in 1996.

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

With respect to the Company’s financial information set forth in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the financial statements are presented on a liquidation basis.  The Company has not conducted any business operations since the sale of its wholly-owned subsidiary, AUSA, in 1996. All activities of the Company after such date related principally to the liquidation of the AVP assets by the receiver and the sale of AVP’s Fort Collins manufacturing plant.  All of the operations of AVP and AUSA were treated as discontinued operations.

No comparison is made in this report for the three months ended March 31, 2010 and March 31, 2009 because there were no operations in 2010 and 2009.

Liquidity and Capital Resources

At March 31, 2010, the Company has cash of $30,000 and liabilities in the nature of long-term debt to Apotex of approximately $4.4 million and lacks the liquidity to carry on any business activities.  The Company has virtually no assets and no capital resources.  Effective in 1996, the Company ceased all business operations upon the sale of AUSA to Apotex.

In the past, Apotex has paid all of the administrative expenses for the Company, however, there is no formal arrangement or agreement.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934, as amended.

Contractual Obligations and Commitments

As of March 31, 2010, we did not have any contractual obligations or commitments other than our outstanding debt described under “Overview” above.

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

ITEM 4T.                                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms and that such information is accumulated to allow timely decisions regarding required disclosure.  Our sole officer and director conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, our sole officer, acting principal executive officer and acting principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2010 to provide reasonable assurance that information required to be summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 3.                                                     Defaults Upon Senior Securities

The Company has been in default on its indebtedness in favor of Apotex since 1996. The entire amount of indebtedness is due and payable. At March 31, 2010, the Company was indebted to Apotex in the amount of approximately $4.4 million.

ITEM 6.                                                     Exhibits

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN/Rx, Inc.

Date: May 14, 2010	By:	/s/ JACK MARGARETEN
Jack Margareten
Acting President and Chief Executive Officer, Chief Financial Officer and Sole Director

EXHIBIT INDEX

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification